Form 10-Q
period 2006-12-31
RAFAELLA APPAREL GROUP,INC.
filed 2007-02-14
CIK 1379420

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 333-138342

                            -------------------------

                          RAFAELLA APPAREL GROUP, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   20-2745750
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)


                     1411 BROADWAY, NEW YORK, NEW YORK 10018
                                 (212) 403-0300
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of February 14, 2007, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

                          RAFAELLA APPAREL GROUP, INC.

                                QUARTERLY REPORT

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                      INDEX



                                                                                                        PAGE


 PART I.    FINANCIAL INFORMATION

 Item 1.       Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets..................................................2

                   Condensed Consolidated Statements of Operations........................................3

                   Condensed Consolidated Statements of Cash Flows........................................4

                   Notes to Condensed Consolidated Financial Statements...................................5

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....17

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................29

 Item 4.       Controls and Procedures...................................................................29


 PART II.   OTHER INFORMATION

 Item 1.       Legal Proceedings.........................................................................30

 Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...............................30

 Item 3.       Defaults Upon Senior Securities...........................................................30

 Item 4.       Submission of Matters to a Vote of Security-Holders.......................................30

 Item 5.       Other Information.........................................................................30

 Item 6.       Exhibits..................................................................................30


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                   (UNAUDITED)



                                                                                   DECEMBER 31,        JUNE 30,
                                                                                       2006              2006
                                                                                  --------------    ---------------
ASSETS
Current assets:
   Cash and cash equivalents...................................................        $22,799           $27,273
   Receivables, net ...........................................................         15,834            22,510
   Inventories.................................................................         55,462            47,054
   Deferred income taxes.......................................................          3,473             4,040
   Other current assets........................................................            869             2,140
                                                                                  --------------    ---------------
        Total current assets...................................................         98,437           103,017
Equipment and leasehold improvements, net......................................            129               115
Intangible assets, net.........................................................        106,615           109,094
Deferred financing costs, net..................................................          8,841            10,928
Other assets...................................................................             41                41
                                                                                  --------------    ---------------
        Total assets...........................................................       $214,063          $223,195
                                                                                  ==============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable............................................................        $18,939           $16,922
   Accrued expenses and other current liabilities..............................          4,298             2,757
   Current portion of senior secured notes.....................................                           17,265
                                                                                  --------------    ---------------
       Total current liabilities...............................................         23,237            36,944
Senior secured notes...........................................................        148,303           147,157
Deferred income taxes..........................................................         11,644            12,644
Deferred rent..................................................................            187               129
                                                                                  --------------    ---------------
       Total liabilities.......................................................        183,371           196,874
Commitments and contingencies
Redeemable convertible preferred stock-- $.01 par value;
   redemption value $5.33 per share plus 10% per annum; 7,500,000 shares
   authorized; 7,500,000 shares issued and outstanding.........................         46,110            44,110
Stockholders' equity (deficit):
   Common stock--$.01 par value; 11,111,111 authorized; 2,500,000 shares issued
    and outstanding............................................................             25                25
  Deemed dividend, in excess of predecessor basis..............................        (26,022)          (26,022)
  Retained earnings............................................................         10,579             8,208
                                                                                  --------------    ---------------
       Total stockholders' equity (deficit)....................................        (15,418)          (17,789)
                                                                                  --------------    ---------------
       Total liabilities and stockholders' equity (deficit)....................     $  214,063        $  223,195
                                                                                  ==============    ===============


 The accompanying notes are an integral part of the condensed consolidated financial statements.


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                             --------------------------------         ----------------------------
                                             DECEMBER 31,        DECEMBER 31,         DECEMBER 31,    DECEMBER 31,
                                                 2006                2005                 2006            2005
                                             ------------        ------------         ------------    ------------
Net sales..................................     $42,779              $51,696            $99,598          $115,437
Cost of sales..............................      30,458               36,748             64,842            81,249
                                             ------------        ------------         ------------    ------------
   Gross profit............................      12,321               14,948             34,756            34,188
Selling, general and administrative
expenses...................................       7,254                6,340             14,854            12,287
                                             ------------        ------------         ------------    ------------
   Operating income........................       5,067                8,608             19,902            21,901
Interest expense...........................       7,068                5,751             12,494            11,665
                                             ------------        ------------         ------------    ------------
   Income (loss) before provision for
   (benefit from) income taxes.............      (2,001)               2,857              7,408            10,236
Provision for (benefit from) income taxes..        (821)               1,148              3,037             4,320
                                             ------------        ------------         ------------    ------------
   Net income (loss).......................      (1,180)               1,709              4,371             5,916
Dividends accrued on redeemable
convertible preferred stock................         981                1,008              2,000             2,016
                                             ------------        ------------         ------------    ------------
   Net income (loss) available to common
   stockholders............................     ($2,161)                $701             $2,371            $3,900
                                             ============        ============         ============    ============


 The accompanying notes are an integral part of the condensed consolidated financial statements.


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                   SIX MONTHS ENDED
                                                                     ---------------------------------------------
                                                                     DECEMBER 31, 2006          DECEMBER 31, 2005
                                                                     -----------------          -----------------
Cash flows provided by operating activities:
   Net income.................................................              $4,371                    $5,916
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization of deferred finance charges...............               2,087                       859
       Accretion of original issue discount...................               1,310                       719
       Depreciation and amortization..........................               2,505                       494
       Deferred income taxes..................................                (433)                     3,745
       Deferred rent..........................................                  58                        69
       Changes in operating assets and liabilities:
         Accounts receivable..................................               6,676                     1,759
         Inventories..........................................              (8,408)                    6,962
         Other current assets.................................               1,271                    (4,911)
         Accounts payable.....................................               2,270                     2,690
         Accrued expenses and other current liabilities.......               1,541                        89
                                                                     -----------------          -----------------
              Net cash provided by operating activities.......              13,248                    18,391
                                                                     -----------------          -----------------
Cash flows used in investing activities:
   Purchase of business.......................................                                          (188)
   Purchase of equipment and leasehold improvements...........                 (40)                      (10)
                                                                     -----------------          -----------------
              Net cash used in investing activities...........                 (40)                     (198)
                                                                     -----------------          -----------------
Cash flows used in financing activities:
   Decrease in short-term borrowings..........................                                        (9,261)
   Decrease in book overdraft.................................                (253)
   Repurchase of senior secured notes.........................             (17,429)
                                                                     -----------------          -----------------
              Net cash used in financing activities...........             (17,682)                   (9,261)
                                                                     -----------------          -----------------
Net (decrease) increase in cash and cash equivalents..........              (4,474)                    8,932
Cash and cash equivalents, beginning of period ...............              27,273                        52
                                                                     -----------------          -----------------
Cash and cash equivalents, end of period......................             $22,799                    $8,984
                                                                     =================          =================

 The accompanying notes are an integral part of the condensed consolidated financial statements.


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     Rafaella Apparel Group, Inc., together with its subsidiary (the "Company"), is a designer, manufacturer (using independent contractors) and marketer of a full line of women's career and casual sportswear separates under the Rafaella brand. The Company's products are sold to department and specialty stores and off-price retailers located throughout the United States of America.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006 and June 30, 2006, the results of its operations for the three and six months ended December 31, 2006 and 2005 and its cash flows for the six months ended December 31, 2006 and 2005. These adjustments consist of normal recurring adjustments. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

     These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2006. The classification of certain prior year's amounts have been revised to conform with the current year's presentation.

2.   STOCK-BASED COMPENSATION

     The Rafaella Apparel Group, Inc. Equity Incentive Plan (the "Plan") provides for the issuance of stock option and restricted stock-based compensation awards to senior management, other key employees, and consultants to the Company. The Company has reserved 1,111,111 shares of common stock for issuance pursuant to the terms of the Plan. While the terms of individual awards may vary, employee stock options granted to-date vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share.

     Under the Plan, unvested awards become immediately vested upon the occurrence of a Liquidity Event. A Liquidity Event, as defined in the Plan, is (i) a change in control, (ii) the sale, transfer or other disposition of all or substantially all of the business and assets, (iii) the consummation of an initial public offering, or (iv) the dissolution or liquidation of the Company. Common stock acquired through the exercise of stock option grants or vesting of restricted stock issued under the Plan may not be sold, disposed of or otherwise transferred by a participant of the Plan prior to a Liquidity Event without the consent of Cerberus Capital Management, L.P. ("Cerberus"), a shareholder of the Company.

     Under the Plan, prior to a Liquidity Event, the Company has the right, but not the obligation, to purchase from a participant and to cause the participant to sell to the Company, common stock acquired through the exercise of stock option grants or vesting of restricted stock issued following the participant's (i) death, (ii) termination of employment with the Company as a result of disability, (iii) termination of employment by the Company without cause, (iv) termination of employment by the Company for cause, or (v) termination of employment with the Company for any other reason. The purchase price for shares under clauses (i), (ii), or (iii) above is the greater of (a) the purchase price paid for such shares by the participant and (b) the fair market value of such shares. The purchase price for shares under clauses (iv) and (v) above is the lesser of (a) the purchase price, if any, paid for such shares by the participant, or if no price was paid, one dollar ($1.00) and (b) 50% of the fair market value of such shares. If at any time after an initial public offering, a participant's employment or relationship is terminated for cause, the Company has the right, but not the obligation, to purchase from the participant and to cause the participant to sell to the Company, all common stock acquired through the exercise

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     of stock option grants or vesting of restricted stock issued for the same purchase price as that of clauses (iv) and (v) above. In the event that the Company does not exercise its repurchase rights above, Cerberus may also elect to repurchase the shares under the same terms and conditions.

     Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" ("SFAS
     123R"), which revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R is supplemented by the SEC Staff's views regarding the interaction between SFAS 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements. The Company has followed the prospective method of transition; accordingly, prior periods have not been retroactively adjusted. Prior to adopting SFAS 123R, the Company previously applied the recognition and measurement principles of SFAS 123 using the minimum value method. Accordingly, the Company will continue to amortize compensation costs under the minimum value method for stock options accounted for prior to the effective date of SFAS 123R. There was no effect from the change of applying the original provisions of SFAS 123 to the Company's results of operations and cash flows for the six-month period ended December 31, 2006, as a result of the Company's adoption of SFAS 123R, effective July 1, 2006.

     Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. The Company will continue to use the Black-Scholes model, the option-pricing model used under SFAS 123 and permissible under SFAS 123R, which requires the input of subjective assumptions. These assumptions include estimating the length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company's common stock price over the expected term. Under SFAS 123, the Company accounted for employee stock option awards using the minimum value method, which excludes volatility in determining the fair value of a stock option under the Black-Scholes option-pricing model. However, for stock option awards granted to a consultant, pursuant to an agreement entered into in April 2006, the Company used volatility assumptions based on the average volatilities of other public entities determined to be similar to the Company. The Company, in determining those entities, considered characteristics such as industry, stage of life cycle, size, and financial leverage. As a result of the Company's adoption of SFAS 123R, the Company is no longer permitted to use the minimum value method. Effective July 1, 2006, the Company utilizes the Black-Scholes option-pricing model with volatility assumptions developed similarly to those used to value the stock options granted to the consultant. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statement of operations.

     At June 30, 2006, 916,666 stock options were outstanding pursuant to formal stock option grants or committed pursuant to contractual obligations of the Company. During October 2006, the Company formally granted 777,777 stock options, which included 666,666 stock options the Company was committed to issue pursuant to contractual obligations at June 30, 2006 and an additional 111,111 stock options pursuant to an employment agreement for which service commenced in August 2006. Other than the August 2006 stock option award, there were no other stock option grants, exercises or forfeitures during the six-month period ended December 31, 2006. Accordingly, at December 31, 2006, 1,027,777 options to purchase a total of 1,027,777 shares of common stock of the Company at $5.33 per share were outstanding. At December 31, 2006, 62,500 options were vested and exercisable. Of the outstanding and unvested options, 340,278 vest within the next year and 624,999 vest over a four year period. The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 9.2 years.

     Each of the individuals who were formally granted stock option awards during October 2006 entered into contractual agreements with the Company, which included equity grants under the provisions of the Company's Plan. As a mutual understanding of the terms of the awards existed and there was no performance criteria necessary to receive the grants other than to enter into such contractual agreements with the Company, grant dates were determined based upon the effective date of each of the respective agreements. Accordingly, except for the August 2006 stock option award, the Company has accounted for each of the stock option awards granted during the year ended June 30, 2006 in accordance with SFAS 123. The August 2006 stock option award was accounted for as a grant during the six-month period ended December 31, 2006 under SFAS 123R. As of December 31, 2006, common stock that could be acquired through the exercise of 472,222 stock options

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     are subject to the call right provisions described above. Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event. Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur. As of December 31, 2006, it was not probable that a Liquidity Event will occur. Unrecognized compensation costs related to these options approximated $240,000 at December 31, 2006.

     The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions described above, of approximately $69,000 and $158,000 during the three and six-month periods ended December 31, 2006, respectively. As of December 31, 2006, there was an additional $149,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average period of 3.2 years.

     The following assumptions were used to estimate the fair value of the stock options granted under the Black-Scholes option-pricing model under SFAS 123 and SFAS 123R:



        -------------------------------------------- ------------------------------ --------------------------
                                                               SFAS 123                     SFAS 123R
        -------------------------------------------- ------------------------------ --------------------------
        Dividend yield                               0%                                        0%
        -------------------------------------------- ------------------------------ --------------------------
        Expected volatility                          0.0% (employee),                          50%
                                                     50% (non-employee)
        -------------------------------------------- ------------------------------ --------------------------
        Risk-free interest rate                      Range of 3.86% to 4.82%                  4.92%
        -------------------------------------------- ------------------------------ --------------------------
        Expected life                                5 Years                                 5 Years
        -------------------------------------------- ------------------------------ --------------------------
        Weighted average fair value                  $0.36                                    $1.93
        of options granted
        -------------------------------------------- ------------------------------ --------------------------


3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing FIN 48 and its impact on the Company's financial condition and results of operations.

     On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company will apply the provisions of SAB 108 to the annual financial statements for the year ending June 30, 2007 and does not expect that such application will have a significant impact on its financial position or results of operations.

     On September 15, 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing SFAS 157 and its impact on the Company's financial condition and results of operations.

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   RECEIVABLES

     Receivables consist of (in thousands):

                                                                             December 31,    June 30,
                                                                                 2006           2006
                                                                             ------------  ------------

     Due from factor................................................            $11,257       $16,891
     Trade receivables..............................................             13,259        13,226
                                                                             ------------  ------------
                                                                                 24,516        30,117
     Less: Allowances for sales returns, discounts, and credits ....              8,682         7,607
                                                                             ------------  ------------
                                                                                $15,834       $22,510
                                                                             ============  ============

     The Company factors certain trade receivables, on a non-recourse basis, with a commercial factor, except the Company assumes credit risk for those receivables that do not receive written approval from the factor. The factor collects all cash remittances on receivables factored and assumes credit risk on all sales that are approved in advance by the factor. An allowance for sales discounts, returns, allowable customer markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables. These provisions result from seasonal negotiations with customers as well as historic deduction trends and the evaluation of current market conditions.

     For the three months ended December 31, 2006 and 2005, allowances for sales returns, discounts and credits were increased by charges to earnings of $8,457,000 and $9,744,000, respectively, and decreased by reductions of receivables of $10,566,000 and $7,824,000, respectively.

     For the six months ended December 31, 2006 and 2005, allowances for sales returns, discounts and credits were increased by charges to earnings of $18,885,000 and $18,419,000, respectively, and decreased by reductions of receivables of $17,810,000 and $10,869,000, respectively.

5.   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Receivables arise in the normal course of business. Management minimizes its credit risk with respect to trade receivables sold to its factor. For trade receivables not factored, management monitors the creditworthiness of such customers and reviews the outstanding receivables at period end, as well as uncollected account experience, and establishes an allowance for doubtful accounts as deemed necessary. Such allowances were not significant for the periods presented.

     For the three months ended December 31, 2006, sales to three customers approximated $10.2 million, $6.3 million, and $5.1 million of the Company's consolidated net sales. For the three months ended December 31, 2005, sales to three customers approximated $17.8 million, $7.4 million, and $6.5 million of the Company's consolidated net sales. For the six months ended December 31, 2006, sales to three customers approximated $24.3 million, $18.5 million, and $13.9 million of the Company's consolidated net sales. For the six months ended December 31, 2005, sales to three customers approximated $38.2 million, $21.0 million, and $15.9 million of the Company's consolidated net sales. Accounts receivable, net of allowances, from two customers approximated $4.4 million and $2.4 million at December 31, 2006. Accounts receivable, net of allowances, from three customers approximated $5.3 million, $4.4 million, and $3.3 million at June 30, 2006.

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   INVENTORIES

     Inventories are summarized as follows (in thousands):


                                                 December 31, 2006     June 30, 2006
                                                 -----------------   -----------------

              Piece goods (held by contractors)      $  3,841            $   4,877
              Finished goods:
                In warehouse..................         28,660               21,918
                In transit ...................         22,961               20,259
                                                 -----------------   -----------------
                                                      $55,462             $ 47,054
                                                 =================   =================


7.   SHORT-TERM BORROWINGS

     Effective June 20, 2005, the Company entered into a revolving credit facility with HSBC Bank USA, National Association ("HSBC"). The credit facility provides the Company with a revolving line of credit, which can be used for loans and letters of credit of up to $62,500,000, with a sublimit for loans of $45,000,000. Under the credit facility, the aggregate credit available to the Company is equal to specified percentages of eligible receivables, inventory and letters of credit issued for finished goods, subject to adjustment by HSBC. Interest on borrowings is based on stated margins below the prime rate as published by HSBC (7.75% at December 31,
     2006). The credit facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At December 31, 2006, there were no loans and $21,676,000 of letters of credit outstanding under the credit facility and the Company had credit availability of approximately $22,283,000.

     Pursuant to the credit agreement, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the revolving credit facility. Under the Company's factoring agreement, the Company directs its customers to remit payments on accounts receivable to GMAC, its factor. At the request of HSBC, the Company has directed GMAC to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the revolving credit facility. The factoring agreement can be terminated by the Company or the factor at anytime, with sixty days notice, at which point all proceeds from receivables shall be deposited, as directed by HSBC, for the payment of outstanding borrowings. Payments from customers in connection with these arrangements are reflected in operating cash flows as collections of receivables. Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows from financing activities in the statement of cash flows.

     There were no loan borrowings or repayments under the revolving credit facility during the six months ended December 31, 2006. Loan borrowings and repayments were $57,788,000 and $67,049,000, respectively, during the six months ended December 31, 2005.

     The credit facility is collateralized by substantially all the assets of the Company and expires on June 20, 2010. The credit agreement contains various covenants that, among others, require the Company to maintain a minimum level of working capital, report net income in quarterly periods subsequent to June 30, 2005 and places limitations on dividends and repurchases of capital stock, investments, asset sales and incurrence of additional indebtedness. The Company amended the net income covenant to require net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30. A default on the senior secured notes will trigger a default under this arrangement. As of December 31, 2006, the Company was in compliance with the terms of the credit facility.

8.   SENIOR SECURED NOTES

     In connection with the acquisition of the Company in June 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000. The notes were

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the interest method over the term of the notes. At December 31, 2006, the unamortized original issue discount is $6,267,780. The notes bear cash interest at 11.25%. After giving effect to the original issue discount and costs associated with the transaction, the notes have an effective interest rate of approximately 13.7%. The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005. The notes are collateralized by a second priority lien on substantially all of the assets of the Company. The notes are subordinated to amounts outstanding under the revolving credit facility.

     Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year. The Company repurchased $17,429,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $18.4 million on November 8, 2006. The Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 8, 2006 excess cash flow repurchase.

     For the six months ended December 31, 2006, the Company generated excess cash flow, as defined by the senior secured notes debt agreement. However, the amounts of excess cash flows to be applied to the repayment of debt in future periods are based on year-end results and are not currently determinable. The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

     The debt agreement contains certain covenants, including limitations on dividends and repurchases of capital stock, investments, asset sales and additional indebtedness. In addition, a default on the revolving credit facility will trigger a default with respect to the senior secured notes.

9.   INCOME TAXES

     The Company reviews its annual effective tax rate on a quarterly basis and makes the necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income within different tax jurisdictions; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state and federal tax authorities; or impacts from tax law changes. The Company's effective income tax rate for the six months ended December 31, 2006 and 2005 was 41% and 42%, respectively.

10.  CONSOLIDATING FINANCIAL STATEMENTS

     In June 2005, the Company issued 11.25% senior secured notes that are fully and unconditionally guaranteed on a senior secured basis by Verrazano, Inc. ("Verrazano"), a wholly-owned subsidiary of the Company. Verrazano was formed in 2004 and commenced operations in 2005. The following condensed consolidating financial information as of December 31, 2006 and June 30, 2006 and for the three and six month periods ended December 31, 2006 and 2005 is provided in lieu of separate financial statements for the Company and Verrazano.

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2006
                                 (IN THOUSANDS)



                                                       RAFAELLA
                                                     APPAREL GROUP     VERRAZANO      ELIMINATIONS        TOTAL
                                                    ---------------  -------------- ----------------  --------------
ASSETS
Current assets:
   Cash and equivalents...........................       $22,799                                          $22,799
   Receivables, net...............................        13,492          $2,342                           15,834
   Inventories....................................        52,788           2,674                           55,462
   Deferred income taxes..........................         3,390              83                            3,473
   Other current assets...........................           842          10,827         ($10,800)            869
                                                    ---------------  -------------- ----------------  --------------
   Total current assets...........................        93,311          15,926          (10,800)         98,437
Equipment and leasehold improvements, net.........           129                                              129
Intangible assets, net............................       104,815           1,800                          106,615
Deferred financing costs, net.....................         8,841                                            8,841
Investment in subsidiary..........................        15,382                          (15,382)
Other assets......................................            41                                               41
                                                    ---------------  -------------- ----------------  --------------
   Total assets...................................      $222,519         $17,726         ($26,182)       $214,063
                                                    ===============  ============== ================  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...............................       $17,301          $1,638                          $18,939
   Accrued expenses and other liabilities.........        14,392             706         ($10,800)          4,298
                                                      ---------------  -------------- ----------------  --------------
   Total current liabilities......................        31,693           2,344          (10,800)         23,237
Senior secured notes..............................       148,303                                          148,303
Deferred income taxes.............................        11,644                                           11,644
Deferred rent.....................................           187                                              187
                                                    ---------------  -------------- ----------------  --------------
   Total liabilities..............................       191,827           2,344          (10,800)        183,371
Commitments and contingencies
   Redeemable convertible preferred stock.........        46,110                                           46,110
Stockholders' equity (deficit):
   Common stock...................................            25                                               25
   Additional paid in capital.....................                         8,929           (8,929)
   Deemed dividend, in excess of predecessor basis       (26,022)                                         (26,022)
   Retained earnings..............................        10,579           6,453           (6,453)         10,579
                                                    ---------------  -------------- ----------------  --------------
   Total stockholders' equity (deficit)...........       (15,418)         15,382          (15,382)        (15,418)
                                                    ---------------  -------------- ----------------  --------------
   Total liabilities and stockholders' equity
     (deficit)....................................      $222,519         $17,726         ($26,182)       $214,063
                                                    ===============  ============== ================  ==============


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2006
                                 (IN THOUSANDS)



                                                       RAFAELLA
                                                     APPAREL GROUP     VERRAZANO      ELIMINATIONS        TOTAL
                                                    ---------------  -------------- ----------------  --------------
ASSETS
Current assets:
   Cash and equivalents...........................       $27,273                                          $27,273
   Receivables, net...............................        20,649          $1,861                           22,510
   Inventories....................................        40,664           6,390                           47,054
   Deferred income taxes..........................         3,832             208                            4,040
   Other current assets...........................         3,513           4,917          $(6,290)          2,140
                                                    ---------------  -------------- ----------------  --------------
   Total current assets...........................        95,931          13,376           (6,290)        103,017
Equipment and leasehold improvements, net.........           115                                              115
Intangible assets, net............................       107,074           2,020                          109,094
Deferred financing costs, net.....................        10,928                                           10,928
Investment in subsidiary..........................        13,461                          (13,461)
Other assets......................................            41                                               41
                                                    ---------------  -------------- ----------------  --------------
   Total assets...................................      $227,550         $15,396         ($19,751)       $223,195
                                                    ===============  ============== ================  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...............................       $14,987          $1,935                          $16,922
   Accrued expenses and other liabilities.........         9,047                          $(6,290)          2,757
   Current portion of senior secured notes........        17,265                                           17,265
                                                    ---------------  -------------- ----------------  --------------
   Total current liabilities......................        41,299           1,935           (6,290)         36,944
Senior secured notes..............................       147,157                                          147,157
Deferred income taxes.............................        12,644                                           12,644
Deferred rent.....................................           129                                              129
                                                    ---------------  -------------- ----------------  --------------
   Total liabilities..............................       201,229           1,935           (6,290)        196,874
Commitments and contingencies
   Redeemable convertible preferred stock.........        44,110                                           44,110
Stockholders' equity (deficit):
   Common stock...................................            25                                               25
   Additional paid in capital.....................                         8,929           (8,929)
   Deemed dividend, in excess of predecessor basis       (26,022)                                         (26,022)
   Retained earnings..............................         8,208           4,532           (4,532)          8,208
                                                    ---------------  -------------- ----------------  --------------
   Total stockholders' equity (deficit)...........       (17,789)         13,461          (13,461)        (17,789)
                                                    ---------------  -------------- ----------------  --------------
   Total liabilities and stockholders' equity
     (deficit)....................................      $227,550         $15,396         ($19,751)       $223,195
                                                    ===============  ============== ================  ==============


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
                                 (IN THOUSANDS)


                                                             RAFAELLA
                                                           APPAREL GROUP     VERRAZANO    ELIMINATIONS      TOTAL
                                                           -------------     ---------    ------------      -----
Net sales...............................................  $      37,692    $   5,087                     $   42,779
Cost of sales...........................................         27,745        2,713                         30,458
                                                          --------------   -----------   --------------  ------------
     Gross profit.......................................          9,947        2,374                         12,321
Selling, general and administrative expenses............          6,738          516                          7,254
                                                          --------------   -----------   --------------  ------------
     Operating income...................................          3,209        1,858                          5,067
Interest expense........................................          7,068                                       7,068
                                                          --------------   -----------   --------------  ------------
     Income (loss) before provision for
       (benefit from) income taxes......................         (3,859)       1,858                         (2,001)
Provision for (benefit from) income taxes...............         (1,583)         762                           (821)
Equity in earnings of subsidiary........................          1,096                  $     (1,096)
                                                          --------------   -----------   --------------  ------------
     Net income (loss)..................................         (1,180)       1,096           (1,096)       (1,180)
Dividends accrued on redeemable convertible
  preferred stock.......................................            981                                         981
                                                          --------------   -----------   --------------  ------------
  Net income (loss) available to common stockholders....  $      (2,161)   $   1,096     $     (1,096)   $   (2,161)
                                                          ==============   ===========   ==============  ============



                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
                                 (IN THOUSANDS)

                                                             RAFAELLA
                                                           APPAREL GROUP     VERRAZANO    ELIMINATIONS      TOTAL
                                                           -------------     ---------    ------------      -----

Net sales...............................................  $      44,263     $   7,433                    $  51,696
Cost of sales...........................................         31,470         5,278                       36,748
                                                          --------------   -----------   --------------  ------------
     Gross profit.......................................         12,793         2,155                       14,948
Selling, general and administrative expenses............          5,745           595                        6,340
                                                          --------------   -----------   --------------  ------------
     Operating income...................................          7,048         1,560                        8,608
Interest expense (income)...............................          5,753            (2)                       5,751
                                                          --------------   -----------   --------------  ------------
     Income before provision for income taxes...........          1,295         1,562                        2,857
Provision for income taxes..............................            681           467                        1,148
Equity earnings in subsidiary...........................          1,095                       $(1,095)
                                                          --------------   -----------   --------------  ------------
  Net income............................................          1,709         1,095          (1,095)       1,709
Dividends  accrued on  redeemable  convertible
  preferred stock.......................................          1,008                                      1,008
                                                          --------------   -----------   --------------  ------------
  Net income available to common stockholders...........  $         701     $   1,095    $     (1,095)   $     701
                                                          ==============   ===========   ==============  ============


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
                                 (IN THOUSANDS)



                                                             RAFAELLA
                                                           APPAREL GROUP     VERRAZANO    ELIMINATIONS      TOTAL
                                                           -------------     ---------    ------------      -----
Net sales...............................................  $      85,664    $  13,934                     $   99,598
Cost of sales...........................................         55,441        9,401                         64,842
                                                          --------------   -----------   --------------  ------------
     Gross profit.......................................         30,223        4,533                         34,756
Selling, general and administrative expenses............         13,577        1,277                         14,854
                                                          --------------   -----------   --------------  ------------
     Operating income...................................         16,646        3,256                         19,902
Interest expense........................................         12,494                                      12,494
                                                          --------------   -----------   --------------  ------------
     Income before provision for income taxes...........          4,152        3,256                          7,408
Provision for income taxes..............................          1,702        1,335                          3,037
Equity in earnings of subsidiary........................          1,921                  $     (1,921)
                                                          --------------   -----------   --------------  ------------
     Net income.........................................          4,371        1,921           (1,921)        4,371
Dividends  accrued on  redeemable  convertible  preferred
  stock.................................................          2,000                                       2,000
                                                          --------------   -----------   --------------  ------------
  Net income available to common stockholders...........  $       2,371    $   1,921     $     (1,921)   $    2,371
                                                          ==============   ===========   ==============  ============



                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
                                 (IN THOUSANDS)


                                                             RAFAELLA
                                                           APPAREL GROUP     VERRAZANO    ELIMINATIONS      TOTAL
                                                           -------------     ---------    ------------      -----

Net sales...............................................  $      94,425     $  21,012                    $ 115,437
Cost of sales...........................................         67,257        13,992                       81,249
                                                          --------------   -----------   --------------  ------------
     Gross profit.......................................         27,168         7,020                       34,188
Selling, general and administrative expenses............         11,063         1,224                       12,287
                                                          --------------   -----------   --------------  ------------
     Operating income...................................         16,105         5,796                       21,901
Interest expense........................................         11,665                                     11,665
                                                          --------------   -----------   --------------  ------------
     Income before provision for income taxes...........          4,440         5,796                       10,236
Provision for income taxes..............................          1,865         2,455                        4,320
Equity earnings in subsidiary...........................          3,341                  $     (3,341)
                                                          --------------   -----------   --------------  ------------
  Net income............................................          5,916         3,341          (3,341)       5,916
Dividends  accrued on  redeemable  convertible  preferred
  stock.................................................          2,016                                      2,016
                                                          --------------   -----------   --------------  ------------
  Net income available to common stockholders...........  $       3,900     $   3,341    $     (3,341)   $   3,900
                                                          ==============   ===========   ==============  ============


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
                                 (IN THOUSANDS)



                                                             RAFAELLA
                                                           APPAREL GROUP     VERRAZANO    ELIMINATIONS      TOTAL
                                                           -------------     ---------    ------------      -----

Cash flows provided by operating activities:
    Net income......................................        $4,371          $1,921          ($1,921)        $4,371
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization of deferred finance
         charges....................................         2,087                                           2,087
        Accretion of original issue discount........         1,310                                           1,310
        Depreciation and amortization...............         2,285             220                           2,505
        Deferred income taxes.......................          (558)            125                            (433)
        Deferred rent...............................            58                                              58
        Equity in earnings of subsidiary............        (1,921)                           1,921
        Changes in operating assets and liabilities:
         Accounts receivable........................         7,157            (481)                          6,676
         Inventories................................       (12,124)          3,716                          (8,408)
         Other current assets.......................         2,671          (5,910)           4,510          1,271
         Accounts payable...........................         2,536            (266)                          2,270
         Accrued expenses and other current
           liabilities..............................         5,345             706           (4,510)         1,541
                                                          --------------   -----------   --------------  ------------
             Net cash provided by operating
               activities...........................        13,217              31                          13,248
                                                          --------------   -----------   --------------  ------------
Cash flows used in investing activities:
    Purchase of equipment and leasehold improvements           (40)                                            (40)
                                                          --------------   -----------   --------------  ------------
             Net cash used in investing
               activities...........................           (40)                                            (40)
                                                          --------------   -----------   --------------  ------------
Cash flows used in financing activities:
    Increase in book overdraft......................          (222)            (31)                           (253)
    Repurchase of senior secured notes..............       (17,429)                                        (17,429)
                                                          --------------   -----------   --------------  ------------
             Net cash used in financing
               activities...........................       (17,651)            (31)                        (17,682)
                                                          --------------   -----------   --------------  ------------
Net (decrease) increase in cash and cash
    equivalents.....................................        (4,474)                                         (4,474)
Cash and cash equivalents, beginning
    of period ......................................        27,273                                          27,273
                                                          --------------   -----------   --------------  ------------
Cash and cash equivalents, end of period............       $22,799               $                $        $22,799
                                                          ==============   ===========   ==============  ============


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 2005
                                 (IN THOUSANDS)



                                                             RAFAELLA
                                                           APPAREL GROUP     VERRAZANO    ELIMINATIONS      TOTAL
                                                           -------------     ---------    ------------      -----

Cash flows provided by operating activities:
    Net income......................................         $5,916          $3,341         $(3,341)        $5,916
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization of deferred finance
         charges....................................            859                                            859
        Accretion of original issue discount........            719                                            719
        Depreciation and amortization...............            494                                            494
        Deferred income taxes.......................          1,290           2,455                          3,745
        Deferred rent...............................             69                                             69
        Equity in earnings of subsidiary............         (3,341)                          3,341
        Changes in operating assets and liabilities:
         Accounts receivable........................          5,095          (3,336)                         1,759
         Inventories................................          4,068           2,894                          6,962
         Other current assets.......................         (4,911)         (4,342)          4,342         (4,911)
         Accounts payable...........................          3,560            (870)                         2,690
         Accrued expenses and other current
           liabilities..............................          4,581            (150)         (4,342)            89
                                                          --------------   -----------   --------------  ------------
               Net cash provided by operating
                activities..........................         18,399              (8)                        18,391
Cash flows used in investing activities:
    Purchase of business............................           (188)                                          (188)
    Purchase of equipment and leasehold improvements            (10)                                           (10)
                                                          --------------   -----------   --------------  ------------
               Net cash used in investing
                activities..........................           (198)                                          (198)
                                                          --------------   -----------   --------------  ------------
Cash flows used in financing activities:
    Decrease in short-term borrowings...............         (9,261)                                        (9,261)
                                                          --------------   -----------   --------------  ------------
               Net cash used in financing
                activities..........................         (9,261)                                        (9,261)
                                                          --------------   -----------   --------------  ------------
Net (decrease) increase in cash and cash
    equivalents.....................................          8,940              (8)                         8,932
Cash and cash equivalents, beginning
    of period ......................................             43               9                             52
                                                          --------------   -----------   --------------  ------------
Cash and cash equivalents, end of period............         $8,983              $1               $         $8,984
                                                          ==============   ===========   ==============  ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in
Item 1 of this Quarterly Report, as well as our Registration Statement on Form S-4 filed February 9, 2007, as amended. This MD&A section is not a comprehensive discussion and analysis of our financial condition and results of operations, but rather updates disclosures made in the aforementioned filing. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "project," "plan," "will be," "will likely continue," "will likely result" or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed elsewhere in our Registration Statement on Form S-4 filed February 9, 2007, as amended, and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

     o changes in the prices, supply and/or demand for products which we distribute;

     o    the activities of competitors;

     o    changes in significant operating expenses;

     o    changes in the availability of capital;

     o our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

     o    general economic and business conditions in the United States;

     o    acts of war or terrorist activities;

     o    variations in the performance of the financial markets; and

     o other factors described in our Registration Statement on Form S-4 filed February 9, 2007, as amended.

     Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law.

     The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our audited consolidated financial statements and notes and our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, and our future results and is intended to provide the reader of our financial statements with a narrative discussion about our business. The discussion is presented in the following sections:

     o    Company Overview

     o    Results of Operations, and

     o    Liquidity and Capital Resources

     We based our statements on assumptions or estimates that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons.

COMPANY OVERVIEW

     We are an established designer, sourcer and marketer of a full line of women's career and casual sportswear separates. We have been in the women's apparel business since 1982 and market our products primarily under our Rafaella brand. We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year. Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics. Using our design specifications, we outsource the production of our clothing line to manufacturers in Asia, primarily via our agent in Hong Kong, and sell directly to department, specialty and chain stores and off-price retailers. We have over 600 customers, representing over 3,800 individual retail locations. Our customers include some of the larger retailers of women's clothing in the United States.

CRITICAL TRENDS; PERFORMANCE DRIVERS

     PRIMARY REVENUE VARIABLES

         Our revenues are impacted by the following factors:

             o    customer acceptance of our fabrics and designs;

             o the performance of our products within the prevailing retail environment;

             o    the accuracy of our forecast of demand for our products;

             o    actions of our competitors;

             o pricing pressures due to competitive market conditions and buying power of retailers;

             o    overall levels of consumer spending for apparel;

             o    national and regional economic conditions; and

             o    the   economic   impact   of   uncontrollable factors, such as
                  terrorism and war.

     PRIMARY EXPENSE VARIABLES

         Variations in our cost of sales are primarily due to:

             o fluctuations in the price, availability and quality of raw materials;

             o the length and level of variation in the production runs we order from third party manufacturers;

             o    international economic and political conditions;

             o    fluctuations in duties, taxes and other charges on imports;

             o fluctuations in energy prices which impact manufacturing costs and inbound transportation costs;

             o    reductions in the value of our unsold inventories; and

             o    pricing  pressures  due   to  competition  for   manufacturing
                  sources.

             Variations in selling, general and administrative expenses are primarily due to:

             o    changes in headcount and salaries and related fringe benefits;

             o    costs associated with product development;

             o increases in warehousing and distribution expenses associated with higher sales volumes, outbound transportation expenses impacted by changes in energy costs, and the need for third party storage or shipping services;

             o    increases in advertising expenses;

             o costs associated with enhancing and maintaining an adequate system of internal controls; and

             o    costs associated with regulatory compliance.

     CONSOLIDATION IN THE INDUSTRY

         There has been, and continues to be, consolidation activity in the retail women's apparel industry. With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing. It is possible that these larger retailers may, instead of continuing to purchase women's sportswear separates from us, decide to manufacture or source such items themselves or to source such items from vendors with whom such customers may consolidate. For example, May Department Store Company, formerly our largest customer, was acquired by Federated Department Stores, Inc., to whom we did not historically sell a significant amount of our products. This acquisition had a negative impact on our business, because of overlap with Federated's product and a decrease in sales as a result of store closures.

         In addition, as a result of consolidation, we may face greater pressure from these larger customers to provide more favorable pricing and trade terms, to comply with increasingly more stringent vendor operating procedures and policies and to alter our products or product mix to provide different items such as exclusive merchandise, private label products or more upscale goods. Our inability to provide more favorable terms or to develop satisfactory products, programs or systems to comply with any new product requirements, operating procedures or policies could adversely affect our operating results in any reporting period.

     CHANGING CUSTOMER TASTES

         We have designed our products primarily using basic styling with updated features and colors in order to minimize the impact of fashion trends. However, fabric, color and other style factors are still critical in determining whether our products are purchased by consumers and consequently by our direct customers. Consumer tastes can change rapidly. We may not be able to anticipate, gauge or respond to changes in customer tastes in a timely manner. If we misjudge the market for our products or product groups or if we fail to identify and respond appropriately to changing consumer demands, we may be faced with a significant amount of unsold finished goods inventory, which could have a material adverse affect on our expected operating results and decrease our sales and gross margins. Conversely, if we predict consumer preferences accurately, we could experience increased sales and greater operating income because our selling, general and administrative expenses would remain at or near their current levels even with increased sales.

     COMPETITION

         As an apparel company, we face competition on many fronts, including with respect to the following:

             o    establishing and maintaining favorable brand recognition;

             o    developing products that appeal to consumers;

             o    pricing products appropriately; and

             o obtaining access to, and sufficient floor space in, retail stores.

         The apparel industry is highly fragmented and includes a number of very large brands and companies marketing multiple brands, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than we do. We believe we have maintained prices for our branded products in department and specialty stores at more than 20% below comparable products offered by our branded competitors. However, the future competitive responses encountered from these larger, more established apparel companies might be more aggressive and comprehensive than we anticipate and we may not be able to compete effectively. For example, if our branded competitors were to match our prices for comparable products, we may be forced to lower our prices or endure lower sales as a result. The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may have a material adverse affect on our sales and profitability.

     IMPORT RESTRICTIONS AND REGULATIONS

         Our transactions with our foreign suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions. The countries that we source our products from may, from time to time, impose new quotas, tariffs, duties or other restrictions or adjust prevailing quota, duty or tariff levels, which could affect our ability to import products at the current or increased levels. Imports into the United States can also be assessed with punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with subsidies from the exporting nation. In the case of affirmative determinations by the U.S. Commerce Department and the U.S. International Trade Commission, antidumping duties may be assessed in the case of dumping and countervailing duties may be assessed in the case of government subsidies. Bills have been introduced and are pending in Congress which, if enacted, would make it easier for U.S. companies to file and prevail in countervailing duty cases against China. The bills would hold China accountable for currency manipulation under the countervailing duty laws. To the extent that this legislation may encourage U.S. manufacturers to file countervailing duty petitions, such petitions could have a serious impact on imports from China. If countervailing duties are imposed, this could substantially increase the cost of importing products from China. In order to eliminate the subsidy finding, China could alter its currency system, affecting the exchange rate and increasing the cost of goods from China. Even when a countervailing duty petition is ultimately unsuccessful, it can have a disruptive effect on imports from the exporting country while the case is pending as a result of the uncertainty as to a possible countervailing duty assessment. We cannot predict the likelihood or frequency of any such events occurring.

         On December 31, 2004, quotas imposed by members of the World Trade Organization, including the United States, on all imports of textiles and clothing were eliminated pursuant to the World Trade Organization Agreement on Textiles and Clothing. In anticipation of and subsequent to the elimination of these import quotas, a number of petitions were filed with the U.S. government by U.S. based textile and clothing manufacturing companies and industry organizations requesting protection from the harm anticipated to result to the U.S. textile and clothing industries from unrestricted imports from China. In May 2005, after litigation in the U.S. Court of International Trade and the Court of Appeals for the Federal Circuit, quotas were imposed on cotton shirts, pants and underwear imported from China based on affirmative decisions in safeguard cases self initiated by the CITA.

         On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories, including products imported by us. The quota agreement, which extends to December 31, 2008, allows for annual import growth in all categories. The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions. To the extent our suppliers are not able to acquire sufficient amounts of import quota for covered products or the cost of acquiring such quota increases, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found. In addition, the Chinese government has adopted a tax on exports of textiles and apparel from China to the United States in an effort to slow an anticipated surge in such exports. Such tax on exports will increase the cost of products imported by us from China.

         We monitor these and other duty, tariff and quota related developments and continually seek to minimize our potential exposure to quota related risks through, among other measures, shifts of production among countries and manufacturers.

         In addition to the factors outlined above, our import operations may be adversely affected by political or economic instability resulting in the disruption of trade from exporting countries, any significant fluctuations in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

     BUSINESS TRENDS FOLLOWING JUNE 20, 2005

         During the last fiscal year, there continued to be consolidation in the retail/apparel industry. As of June 20, 2005, our largest customer, May Department Stores Company, or May Co., was acquired by Federated, with whom we historically have done substantially less business. As Federated took over operations of May Co., we saw a decrease in the volume of sales in the second half of fiscal 2006, as a result of the closure of the retail stores that our product was sold in and the perceived product overlap with Federated's private label product, which was placed throughout all of Federated's stores. While sales to other existing customers mitigated this decline, this trend has continued in fiscal 2007. We have responded to this situation by updating our Spring line offering in an effort to provide new fabrics and styling to offset this perceived product overlap. We also saw a reduction in sales due to reduced sales in our off-price channel. In addition, we have begun the process of building an infrastructure to support our business and comply with the requirements of the Securities Exchange Act of 1934 and the Sarbanes Oxley Act of 2002, including Section 404, which is having the resulting effect of adding costs to operations.

RESULTS OF OPERATIONS

         The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended December 31, 2006 and 2005.

             (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                          QUARTERLY PERIODS ENDED
                                                                  -----------------------------------------
                                                                   DECEMBER 31, 2006     DECEMBER 31, 2005
                                                                  --------------------- -------------------
Net sales.....................................................      $42,779    100.0%    $51,696     100.0%
Cost of sales.................................................       30,458      71.2     36,748       71.1
Gross profit..................................................       12,321      28.8     14,948       28.9
Selling, general and administrative expenses..................        7,254      17.0      6,340       12.3
Operating income..............................................        5,067      11.8      8,608       16.7
Interest expense..............................................        7,068      16.5      5,751       11.1
Income (loss) before provision for (benefit from) income taxes      (2,001)     (4.7)      2,857        5.5
Provision for (benefit from) income taxes.....................        (821)     (1.9)      1,148        2.2
Net income (loss).............................................      (1,180)     (2.8)      1,709        3.3


QUARTERLY PERIOD ENDED DECEMBER 31, 2006 COMPARED TO QUARTERLY PERIOD ENDED DECEMBER 31, 2005

         Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended December 31, 2006, as compared to the financial statements for the quarterly period ended December 31, 2005.

         NET SALES. Net sales for the quarterly period ended December 31, 2006 was $42.8 million. As compared to net sales of $51.7 million for the quarterly period ended December 31, 2005, net sales decreased by approximately $8.9 million or 17.2%. The reduction of net sales was principally due to a reduction in gross sales of $9.6 million, primarily related to store closures and product overlap at a significant customer, partially offset by a decrease in trade discounts of $0.7 million.

         GROSS PROFIT. Gross profit for the quarterly period ended December 31, 2006 was $12.3 million. As a percentage of net sales, gross profit over this period was 28.8%. As compared to the gross profit of $14.9 million for the quarterly period ended December 31, 2005 (28.9% of net sales), gross profit decreased by $2.6 million or 17.6%. Decreases in gross profit were primarily the result of a drop in net sales of $8.9 million, partially offset by a $0.2 million charge related to inventory recorded to fair value in connection with the acquisition and sold during the period ended December 31, 2006 compared with a $1.5 million charge recorded during the period ended December 31, 2005.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarterly period ended December 31, 2006 was $7.3 million. As compared to selling, general and administrative expenses of $6.3 million for the quarterly period ended December 31, 2005, there was an increase of $0.9 million or 14.4%. Increases in amortization for intangible assets ($1.0 million) and increases in professional fees ($0.4 million) were the primary contributors to the overall increases. This increase in selling, general and administrative expenses was partially offset by a decrease in salaries and commissions of $0.4 million and other expenses of $0.1 million. As a percentage of net sales, selling, general and administrative expenses was 17.0% for the quarterly period ended December 31, 2006 and 12.3% for the quarterly period ended December 31, 2005.

         OPERATING INCOME. Operating income for the quarterly period ended December 31, 2006 was $5.1 million. As compared to operating income of $8.6 million for the quarterly period ended December 31, 2005, operating income decreased by $3.5 million or 41.1%. The decrease was due to the decreases in net sales and the increases in selling, general and administrative expenses, as described above.

         INTEREST. Interest for the quarterly period ended December 31, 2006 was $7.1 million. As compared to interest of $5.8 million for the quarterly period ended December 31, 2005, interest increased by $1.3 million. The increase in interest expense was primarily a result of a write-off of $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with our November 8, 2006 senior secured notes repurchase (as further discussed within the "Liquidity and Capital Resources" section below), partially offset by interest income of $0.3 million.

         PROVISION FOR (BENEFIT FROM) INCOME TAXES. We recorded a benefit from income taxes of $0.8 million for the period ended December 31, 2006, as a result of our loss before income taxes of $2.0 million. For the period ended December 31, 2005, we recorded a provision for income taxes of $1.1 million.

         NET INCOME (LOSS). Net loss for the quarterly period ended December 31, 2006 was $1.2 million. Net loss as a percentage of net sales for the quarterly period ended December 31, 2006 was 2.8%. As compared to net income of $1.7 million for the quarterly period ended December 31, 2005 (3.3% of net income), net income decreased by $2.9 million. This decrease was a result of the decreases in net sales, the increases in selling, general and administrative expenses, and the increase in interest expense, as described above.

         The  following  table  summarizes   our  historical  operations   as  a
percentage of net sales for the six-month periods ended December 31, 2006 and 2005.

     (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                            SIX-MONTH PERIODS ENDED
                                                    ------------------------------------
                                                    DECEMBER 31, 2006  DECEMBER 31, 2005
                                                    -----------------  -----------------
Net sales......................................      $99,598   100.0%  $115,437   100.0%
Cost of sales..................................       64,842     65.1    81,249     70.4
Gross profit...................................       34,756     34.9    34,188     29.6
Selling, general and administrative expenses...       14,854     14.9    12,287     10.6
Operating income...............................       19,902     20.0    21,901     19.0
Interest expense...............................       12,494     12.5    11,665     10.1
Income before provision for income taxes.......        7,408      7.4    10,236      8.9
Provision for income taxes.....................        3,037      3.0     4,320      3.7
Net income.....................................        4,371      4.4     5,916      5.1



SIX-MONTH PERIOD ENDED DECEMBER 31, 2006 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER 31, 2005

         Set forth below is a description of the results of operations derived from the financial statements for the six-month period ended December 31, 2006, as compared to the financial statements for the six-month period ended December 31, 2005.

         NET SALES. Net sales for the six-month period ended December 31, 2006 was $99.6 million. As compared to net sales of $115.4 million for the six-month period ended December 31, 2005, net sales decreased by approximately $15.8 million or 13.7%. The reduction of net sales was principally due to a reduction in gross sales of $14.9 million, primarily related to store closures and product overlap at a significant customer, and an increase in sales allowances of $1.9 million, partially offset by a decrease in trade discounts of $1.0 million. The increase in allowances are a result of a higher customer allowance percentage given currently as compared to the prior year.

         GROSS PROFIT. Gross profit for the for the six-month period ended December 31, 2006 was $34.8 million. As a percentage of net sales, gross profit over this period was 34.9%. As compared to the gross profit of $34.2 million for the six-month period ended December 31, 2005 (29.6% of net sales), gross profit increased by $0.6 million or 1.7%. Increases in gross profit were primarily the result of a $0.7 million charge related to inventory recorded to fair value in connection with the acquisition and sold during the period ended December 31, 2006 compared with a $8.4 million charge recorded during the period ended December 31, 2005. This increase in gross profit was partially offset by lower net sales of $15.8 million as compared to the prior year.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six-month period ended December 31, 2006 was $14.9 million. As compared to selling, general and administrative expenses of $12.3 million for the six-month period ended December 31, 2005, there was an increase of $2.6 million or 20.9%. Increases in amortization for intangible assets ($2.0 million) and increases in professional fees ($0.9 million) were the primary contributors to the overall increases. This increase in selling, general and administrative expenses was partially offset by a decrease in salaries and commissions of $0.4 million. As a percentage of net sales, selling, general and administrative expenses was 14.9% for the period ended December 31, 2006 and 10.6% for the period ended December 31, 2005.

         OPERATING INCOME. Operating income for the six-month period ended December 31, 2006 was $19.9 million. As compared to operating income of $21.9 million for the six-month period ended December 31, 2005, operating income decreased by $2.0 million or 9.1%. The decrease was due to the decreases in net sales and the increases in selling, general and administrative expenses, as described above.

         INTEREST. Interest for the six-month period ended December 31, 2006 was $12.5 million. As compared to interest of $11.7 million for the six-month period ended December 31, 2005, interest increased by $0.8 million. The increase in interest expense was primarily a result of a write-off of $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with our November 8, 2006 senior secured notes repurchase (as further discussed within the "Liquidity and Capital Resources" section below), partially offset by interest income of $0.6 million.

         PROVISION FOR INCOME TAXES. We recorded a provision for income taxes of $3.0 million for the six-month period ended December 31, 2006, which represents an effective income tax rate of approximately 41%. For the six-month period ended December 31, 2005, we recorded a provision for income taxes of $4.3 million, which represents an effective income tax rate of approximately 42%.

         NET INCOME. Net income for the six-month period ended December 31, 2006 was $4.4 million. Net income as a percentage of net sales for the six-month period ended December 31, 2006 was 4.4%. As compared to net income of $5.9 million for the six-month period ended December 31, 2005 (5.1% of net income), net income decreased by $1.5 million. This decrease in net income was a result of the decreases in net sales, the increases in selling, general and administrative expenses, and the increase in interest expense, as described above.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary liquidity and capital requirements have been to fund working capital for current operations, which consists of funding the buildup of inventories and receivables, and servicing our line of credit. Our liquidity and capital requirements also include making interest payments on the senior secured notes. The primary source of funds currently used to meet our liquidity and capital requirements is funds generated from operations, and in the future, may also include direct borrowings under our revolving credit facility.

         Effective June 20, 2005, we entered into a revolving credit facility with two banks. The credit facility provides us with a revolving line of credit, which can be used for loans and letters of credit of up to $62.5 million, with a sublimit for loans of $45.0 million. Under the credit facility, the aggregate credit available to us is equal to specified percentages of eligible receivables, inventory and letters of credit issued for finished goods, subject to adjustment by the banks. Interest on borrowings is based on stated margins below the prime rate as published by HSBC Bank USA, National Association ("HSBC") (7.75% at December 31, 2006). The credit facility requires a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At December 31, 2006, there were no loans and $21.7 million of letters of credit outstanding under the credit facility and we had credit availability of approximately $22.3 million.

         On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011. These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.

         The credit facility is collateralized by substantially all of our assets and expires on June 20, 2010. The senior secured notes are collateralized by a second priority lien on substantially all of our assets. The revolving credit agreement and the indenture to the notes contain various covenants that, among other things, place limitations on dividends and repurchases of capital stock, investments, asset sales, incurrence of additional indebtedness and have cross-default provisions. Further, the revolving credit agreement also contains covenants that require us to report net income in quarterly periods subsequent to September 30, 2005 and maintain a minimum level of working capital, which escalates during the term of the agreement. We amended the net income covenant to require net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30. The working capital covenant was $35,000,000 as of December 31, 2006. As of December 31, 2006, we were in compliance with the terms of the credit facility and the notes.

         Within 100 days after the end of the fiscal year beginning with the fiscal year ending June 30, 2006, we are required to make an offer to repurchase senior secured notes at 101% of the principal amount at maturity, plus accrued and unpaid interest and additional interest to the date of purchase with 50% of our excess cash flow, as defined by the senior secured notes debt agreement, from the previous fiscal year. We repurchased $17,429,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest for approximately $18.4 million on November 8, 2006. We also wrote-off approximately $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 8, 2006 excess cash flow repurchase.

         For the six months ended December 31, 2006, the Company generated excess cash flow, as defined by the senior secured notes debt agreement. However, the amounts of excess cash flows to be applied to the repayment of debt in future periods are based on year-end results and are not currently determinable. We will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

         We anticipate reviewing the capital expenditure needs for the business as they relate to the business' information systems and infrastructure. As a result, capital expenditures may increase in future fiscal years. We anticipate that we will incur one-time and ongoing expenses, which may be substantial, to improve our infrastructure as a result of being a public company. These expenditures will include the hiring of additional senior level and accounting personnel and improved information technology.

         We believe that cash flow from operations and available borrowings under our senior revolving credit facility will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

         The following table summarizes our net cash provided by or used in operating, investing and financing activities for the six-month periods ended December 31, 2006 and 2005.



              (IN THOUSANDS)                               SIX-MONTH PERIODS ENDED
                                               -------------------------------------------
                                               DECEMBER 31, 2006       DECEMBER 31, 2005
                                               -------------------- ----------------------
Net cash provided by (used in):
Operating activities......................                $ 13,248                $18,391
Investing activities......................                     (40)                  (198)
Financing activities......................                 (17,682)                (9,261)
                                               -------------------- ----------------------
NET INCREASE  (DECREASE)  IN CASH AND CASH
  EQUIVALENTS.............................                 $(4,474)              $  8,932
                                               ==================== ======================



         OPERATING ACTIVITIES. Cash flows provided by operating activities for the periods ended December 31, 2006 and 2005 were $13.2 million and $18.4 million, respectively. The decrease in cash flows provided by operating activities from these periods in 2005 to 2006 is the result of an increase in working capital requirements, and a decrease in net income. Increased working capital requirements resulted from an increase in Fall and Holiday inventories as compared to the prior year, partially offset by a decrease in receivables resulting from the reduced net sales. Accrued expenses and other current liabilities increased $1.5 million between June 30, 2006 and December 31, 2006. The increase was primarily attributed to income taxes ($1.9 million) and professional fees ($0.3 million) offset by employee compensation related accruals ($0.4 million).

         INVESTING ACTIVITIES. Net cash used in investing activities for the period ended December 31, 2006 was $0.04 million. The cash usage was a result of capital expenditures. Net cash used in investing activities for the period ended December 31, 2005 was $0.2 million. The cash usage was primarily the result of the purchase price adjustment based on the final determination of the net worth of the predecessor at the time of the acquisition.

         FINANCING ACTIVITIES. Net cash used in financing activities for the period ended December 31, 2006 was $17.7 million. The use of cash was primarily the result of the repurchase of senior secured notes in connection with the November 8, 2006 excess cash flow repurchase discussed above. Net cash used in financing activities for the period ended December 31, 2005 was $9.3 million. The use of cash was a result of net repayments under our line of credit. We did not have any borrowings under our line of credit during the period ended December 31, 2006, as we were able to fund operations through our operating cash flow.

OFF-BALANCE SHEET ARRANGEMENTS

         As of December 31, 2006, we had outstanding letters of credit totaling $21.7 million in connection with purchase orders for merchandise from third-party manufacturers and a standby letter of credit in the amount of $0.2 million issued by HSBC in favor of the landlord of our New York offices, which serves as security for our obligations under our lease.

         We enter into employment and consulting agreements with certain of our employees from time to time. These contracts typically provide for severance and other benefits. Individually, none of the contracts are expected to be material, although in the aggregate, our obligations under these contracts could be significant. The Company has no other off-balance sheet arrangements.

DUE FROM FACTOR

         We sell the substantial majority of our receivables to GMAC Commercial Finance LLC, a commercial factor. The receivables are sold to GMAC on a non-recourse basis, subject to adjustment for sales discounts, sales returns, markdown allowances, miscellaneous charges and disputes. Upon a sale, GMAC assumes the credit and collection risk. We do not borrow from our factor and the amount due from the factor is pledged to our revolving credit facility lenders as security for amounts outstanding under our revolving credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Registration Statement on Form S-4 filed February 9, 2007, as amended.

         Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123R"), which revises Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The computation of the expenses associated with stock-based compensation requires the use of a valuation model. The Company currently uses the Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires assumptions regarding the estimated length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company's common stock over the expected term. Changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. There was no effect from the change of applying the original provisions of SFAS 123 to the Company's results of operations and cash flows for the six-month period ended December 31, 2006, as a result of the Company's adoption of SFAS 123R, effective July 1, 2006. Compensation expense related to stock-based awards was not significant to the Company's consolidated statement of operations for the six-month period ended December 31, 2006. Refer to Note 2 of the Company's condensed consolidated financial statements for further information.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing FIN 48 and its impact on the Company's financial condition and results of operations.

         On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company will apply the provisions of SAB 108 to the annual financial statements for the year ending June 30, 2007 and does not expect that such application will have a significant impact on its financial position or results of operations.

         On September 15, 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing SFAS 157 and its impact on the Company's financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial product market prices and rates. We are exposed to market risks, including changes in interest rates and a reduction in the value of the dollar.

         Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure relates primarily to our variable interest lines of credit. Our interest expense on the lines of credit is based on variable rates of the prime lending rate, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein. There were no loan borrowings or repayments under the revolving credit facility during the six months ended December 31, 2006.

         When purchasing apparel from foreign manufacturers, we use letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products and other documentation. Prices are fixed in U.S. dollars at the time the purchase orders and/or letters of credit are issued, which mitigates the risk of a reduction in the value of the dollar.

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

     There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS

         During the quarter ended December 31, 2006, there were no material changes to the Company's previously disclosed legal proceedings. Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

   None


  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

   None


  ITEM 5.  OTHER INFORMATION

   None


  ITEM 6.  EXHIBITS




   31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1* Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   *    Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2007                 RAFAELLA APPAREL GROUP, INC.
                                  ----------------------------

                                  By:    /S/ Christa Michalaros
                                         ----------------------
                                         Christa Michalaros
                                         Chief Executive Officer and Director
                                         (Principal Executive Officer)

                                  By:    /s/ Chad J. Spooner
                                         -------------------
                                         Chad J. Spooner
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)