Form 10-Q
period 2007-03-31
RAFAELLA APPAREL GROUP,INC.; VERRAZANO,INC.
filed 2007-05-15
CIK 1379420, 1379456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------------

                                    FORM 10-Q

(MARK ONE)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                       COMMISSION FILE NUMBER: 333-138342

                                ----------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|   Accelerated filer  |_|  Non-accelerated filer |X|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     As of May 15, 2007, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

                          RAFAELLA APPAREL GROUP, INC.

                                QUARTERLY REPORT

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                      INDEX



                                                                                                         PAGE


 PART I.    FINANCIAL INFORMATION

 Item 1.       Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets.............................................     2

                   Condensed Consolidated Statements of Operations...................................     3

                   Condensed Consolidated Statements of Cash Flows...................................     4

                   Notes to Condensed Consolidated Financial Statements..............................     5

 Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations........................................................................    17

 Item 3.       Quantitative and Qualitative Disclosures About Market Risk............................    29

 Item 4.       Controls and Procedures...............................................................    29


 PART II.   OTHER INFORMATION

 Item 1.       Legal Proceedings.....................................................................    30

 Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...........................    30

 Item 3.       Defaults Upon Senior Securities.......................................................    30

 Item 4.       Submission of Matters to a Vote of Security-Holders...................................    30

 Item 5.       Other Information.....................................................................    30

 Item 6.       Exhibits..............................................................................    31


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)
                                   (UNAUDITED)

                                                                                     MARCH 31,         JUNE 30,
                                                                                       2007              2006
                                                                                   -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents...................................................        $14,825           $27,273
   Receivables, net ...........................................................         25,914            22,510
   Inventories.................................................................         49,672            47,054
   Deferred income taxes.......................................................          3,249             4,040
   Other current assets........................................................            169             2,140
                                                                                   -------------     -------------
        Total current assets...................................................         93,829           103,017
Equipment and leasehold improvements, net......................................            146               115
Intangible assets, net.........................................................        105,375           109,094
Deferred financing costs, net..................................................          8,354            10,928
Other assets...................................................................             41                41
                                                                                   -------------     -------------
        Total assets...........................................................       $207,745          $223,195
                                                                                   =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable............................................................         $6,785           $16,922
   Accrued expenses and other current liabilities..............................          8,625             2,757
   Current portion of senior secured notes.....................................          7,000            17,265
                                                                                   -------------     -------------
       Total current liabilities...............................................         22,410            36,944
Senior secured notes...........................................................        141,570           147,157
Deferred income taxes..........................................................         11,145            12,644
Deferred rent..................................................................            286               129
                                                                                   -------------     -------------
       Total liabilities.......................................................        175,411           196,874
Commitments and contingencies
Redeemable convertible preferred stock-- $.01 par value;
   redemption value $5.33 per share plus 10% per annum; 7,500,000 shares
   authorized; 7,500,000 shares issued and outstanding.........................         47,110            44,110
Stockholders' equity (deficit):
   Common stock--$.01 par value; 11,111,111 authorized; 2,500,000 shares issued
    and outstanding............................................................             25                25
  Deemed dividend, in excess of predecessor basis..............................        (26,022)          (26,022)
  Retained earnings............................................................         11,221             8,208
                                                                                   -------------     -------------
       Total stockholders' equity (deficit)....................................        (14,776)          (17,789)
                                                                                   -------------     -------------
       Total liabilities and stockholders' equity (deficit)....................      $ 207,745         $ 223,195
                                                                                   =============     =============

         The accompanying notes are an integral part of the condensed consolidated financial statements.


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                            ----------------------------------     -------------------------------
                                               MARCH 31,           MARCH 31,         MARCH 31,          MARCH 31,
                                                 2007                2006               2007              2006
                                            -------------        -------------     -------------     -------------
Net sales..................................    $ 45,633            $  65,109          $ 145,231         $ 180,546
Cost of sales..............................      29,816               39,177             94,658           120,426
                                            -------------        -------------     -------------     -------------
   Gross profit............................      15,817               25,932             50,573            60,120
Selling, general and administrative
expenses...................................       8,088                9,683             22,942            21,970
                                            -------------        -------------     -------------     -------------
   Operating income........................       7,729               16,249             27,631            38,150
Interest expense...........................       4,947                5,626             17,440            17,291
                                            -------------        -------------     -------------     -------------
   Income before provision for income taxes       2,782               10,623             10,191            20,859
Provision for income taxes.................       1,141                4,482              4,178             8,802
                                            -------------        -------------     -------------     -------------
   Net income..............................       1,641                6,141              6,013            12,057
Dividends accrued on redeemable
convertible preferred stock................       1,000                  987              3,000             3,003
                                            -------------        -------------     -------------     -------------
   Net income available to common
   stockholders............................      $  641             $  5,154           $  3,013          $  9,054
                                            =============        =============     =============     =============


     The accompanying notes are an integral part of the condensed consolidated financial statements.


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                  NINE MONTHS ENDED
                                                                  ----------------------------------------------
                                                                      MARCH 31, 2007           MARCH 31, 2006
                                                                  ----------------------    --------------------
Cash flows provided by operating activities:
   Net income.................................................           $   6,013             $   12,057
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization of deferred finance charges...............               2,574                  1,280
       Accretion of original issue discount...................               1,577                  1,073
       Depreciation and amortization..........................               3,764                  4,107
       Deferred income taxes..................................                (708)                 8,227
       Deferred rent..........................................                 157                    100
       Changes in operating assets and liabilities:
         Accounts receivable..................................              (3,404)               (18,872)
         Inventories..........................................              (2,618)                13,260
         Other current assets.................................               1,971                 (5,346)
         Accounts payable.....................................              (9,676)                (3,359)
         Accrued expenses and other current liabilities.......               5,868                  5,373
                                                                  ----------------------    --------------------
              Net cash provided by operating activities.......               5,518                 17,900
                                                                  ----------------------    --------------------
Cash flows used in investing activities:
   Purchase of business.......................................                                       (188)
   Purchase of equipment and leasehold improvements...........                 (76)                   (96)
                                                                  ----------------------    --------------------
              Net cash used in investing activities...........                 (76)                  (284)
                                                                  ----------------------    --------------------
Cash flows used in financing activities:
   Decrease in short-term borrowings..........................                                     (9,261)
   Decrease in book overdraft.................................                (461)
   Repurchase of senior secured notes.........................             (17,429)
                                                                  ----------------------    --------------------
              Net cash used in financing activities...........             (17,890)                (9,261)
                                                                  ----------------------    --------------------
Net (decrease) increase in cash and cash equivalents..........             (12,448)                 8,355
Cash and cash equivalents, beginning of period ...............              27,273                     52
                                                                  ----------------------    --------------------
Cash and cash equivalents, end of period......................           $  14,825              $   8,407
                                                                  ======================    ====================


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

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, the results of its operations for the three and nine months ended March 31, 2007 and 2006 and its cash flows for the nine months ended March 31, 2007 and 2006. These adjustments consist of normal recurring adjustments. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at June 30, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

     Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payments" ("SFAS
     123R"), which revises SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R is supplemented by the SEC Staff's views regarding the interaction between SFAS 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements. The Company has followed the prospective method of transition; accordingly, prior periods have not been retroactively adjusted. Prior to adopting SFAS 123R, the Company previously applied the recognition and measurement principles of SFAS 123 using the minimum value method. Accordingly, the Company will continue to amortize compensation costs under the minimum value method for stock options accounted for prior to the effective date of SFAS 123R. There was no effect from the change of applying the original provisions of SFAS 123 to the Company's results of operations and cash flows for the nine-month period ended March 31, 2007, as a result of the Company's adoption of SFAS 123R, effective July 1, 2006.

     Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. The Company has continued to use the Black-Scholes model, the option-pricing model used under SFAS 123 and permissible under SFAS 123R, which requires the input of subjective assumptions. These assumptions include estimating the length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company's common stock price over the expected term. Under SFAS 123, the Company accounted for employee stock option awards using the minimum value method, which excludes volatility in determining the fair value of a stock option under the Black-Scholes option-pricing model. However, for stock option awards granted to a consultant, pursuant to an agreement entered into in April 2006, the Company used volatility assumptions based on the average volatilities of other public entities determined to be similar to the Company. The Company, in determining those entities, considered characteristics such as industry, stage of life cycle, size, and financial leverage. As a result of the Company's adoption of SFAS 123R, the Company is no longer permitted to use the minimum value method. Effective July 1, 2006, the Company utilizes the Black-Scholes option-pricing model with volatility assumptions developed similarly to those used to value the stock options granted to the consultant. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statement of operations.

     At June 30, 2006, 916,666 stock options were outstanding pursuant to formal stock option grants or committed pursuant to contractual obligations of the Company. During October 2006, the Company formally granted 777,777 stock options, which included 666,666 stock options the Company was committed to issue pursuant to contractual obligations at June 30, 2006 and an additional 111,111 stock options pursuant to an employment agreement for which service commenced in August 2006. Other than the August 2006 stock option award, there were no other stock option grants, exercises or forfeitures during the nine-month period ended March 31, 2007. Accordingly, at March 31, 2007, options to purchase a total of 1,027,777 shares of common stock of the Company at $5.33 per share were outstanding. At March 31, 2007, 62,500 options were vested and exercisable. Of the outstanding and unvested options, 340,278 vest within the next year and 624,999 vest over a four year period. The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 8.9 years.

     Each of the individuals who were formally granted stock option awards during October 2006 entered into contractual agreements with the Company, which included equity grants under the provisions of the Company's Plan. As a mutual understanding of the terms of the awards existed and there was no performance criteria necessary to receive the grants other than to enter into such contractual agreements with the Company, grant dates were determined based upon the effective date of each of the respective agreements. Accordingly, except for the August 2006 stock option award, the Company has accounted for each of the stock option awards granted during the year ended June 30, 2006 in accordance with SFAS 123. The August 2006 stock option award was accounted for as a grant during the nine-month period ended March 31, 2007 under SFAS 123R. As of March 31, 2007, common stock that could be acquired through the exercise of 472,222 stock options are

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     subject to the call right provisions described above. Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event. Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur. As of March 31, 2007, it was not probable that a Liquidity Event will occur. Unrecognized compensation costs related to these options approximated $240,000 at March 31, 2007.

     The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions described above, of approximately $59,000 and $217,000 during the three and nine-month periods ended March 31, 2007, respectively. As of March 31, 2007, there was an additional $90,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 3.1 years.

     The following assumptions were used to estimate the fair value of the stock options granted under the Black-Scholes option-pricing model under SFAS 123 and SFAS 123R:

      ------------------------------- ------------------------- ----------------
                                              SFAS 123             SFAS 123R
      ------------------------------- ------------------------- ----------------
      Dividend yield                  0%                              0%
      ------------------------------- ------------------------- ----------------
      Expected volatility             0.0% (employee),                50%
                                      50% (non-employee)
      ------------------------------- ------------------------- ----------------
      Risk-free interest rate         Range of 3.86% to 4.82%        4.92%
      ------------------------------- ------------------------- ----------------
      Expected life                   5 Years                       5 Years
      ------------------------------- ------------------------- ----------------
      Weighted average fair value     $0.36                          $1.93
      of options granted
      ------------------------------- ------------------------- ----------------

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

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   RECEIVABLES

     Receivables consist of (in thousands):

                                                                       March 31,      June 30,
                                                                         2007           2006
                                                                    -------------  -------------
Due from factor................................................       $ 15,231        $ 16,891
Trade receivables..............................................         18,368          13,226
                                                                    -------------  -------------
                                                                        33,599          30,117
Less: Allowances for sales returns, discounts, and credits ....          7,685           7,607
                                                                    -------------  -------------
                                                                      $ 25,914        $ 22,510
                                                                    =============  =============

     The Company factors certain trade receivables, on a non-recourse basis, with a commercial factor, except the Company retains the credit risk for those receivables that do not receive written approval from the factor. The factor collects all cash remittances on receivables factored and assumes credit risk on all sales that are approved in advance by the factor. An allowance for sales discounts, returns, allowable customer markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables. These provisions result from seasonal negotiations with customers as well as historic deduction trends and the evaluation of current market conditions.

     For the three months ended March 31, 2007 and 2006, allowances for sales returns, discounts and credits were increased by charges to earnings of $7,541,000 and $6,646,000, respectively, and decreased by reductions of receivables of $8,538,000 and $7,053,000, respectively.

     For the nine months ended March 31, 2007 and 2006, allowances for sales returns, discounts and credits were increased by charges to earnings of $26,426,000 and $25,065,000, respectively, and decreased by reductions of receivables of $26,348,000 and $17,922,000, respectively.

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

     For the three months ended March 31, 2007, sales to three customers approximated $8.5 million, $8.1 million, and $4.6 million of the Company's consolidated net sales. For the three months ended March 31, 2006, sales to three customers approximated $19.3 million, $11.0 million, and $6.7 million of the Company's consolidated net sales. For the nine months ended March 31, 2007, sales to three customers approximated $32.4 million, $28.1 million, and $16.9 million of the Company's consolidated net sales. For the nine months ended March 31, 2006, sales to three customers approximated $57.9 million, $27.1 million, and $27.0 million of the Company's consolidated net sales. Accounts receivable, net of allowances, from four customers approximated $3.8 million, $3.4 million, $3.1 million and $3.0 million at March 31, 2007. Accounts receivable, net of allowances, from three customers approximated $5.3 million, $4.4 million, and $3.3 million at June 30, 2006.

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   INVENTORIES

     Inventories are summarized as follows (in thousands):


                                             March 31, 2007    June 30, 2006
                                             --------------    -------------

Piece goods (held by contractors)               $   4,363      $   4,877
Finished goods:
   In warehouse..................                  39,349         21,918
   In transit ...................                   5,960         20,259
                                             --------------    -------------
                                                 $ 49,672       $ 47,054
                                             ==============    =============


7.   SHORT-TERM BORROWINGS

     Effective June 20, 2005, the Company entered into a revolving credit facility with HSBC Bank USA, National Association ("HSBC"). The credit facility provides the Company with a revolving line of credit, which can be used for loans and letters of credit of up to $62,500,000, with a sublimit for loans of $45,000,000. Under the credit facility, the aggregate credit available to the Company is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by HSBC. Interest on borrowings is based on stated margins below the prime rate as published by HSBC (7.75% at March 31, 2007). The credit facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At March 31, 2007, there were no loans and $12.3 million of letters of credit outstanding under this credit facility and the Company had credit availability of approximately $35.4 million.

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

     There were no loan borrowings or repayments under the revolving credit facility during the nine months ended March 31, 2007. Loan borrowings and repayments were $57,788,000 and $67,049,000, respectively, during the nine months ended March 31, 2006.

     The credit facility is collateralized by substantially all the assets of the Company and expires on June 20, 2010. The credit agreement contains various covenants that, among others, require the Company to maintain a minimum level of working capital, report net income in quarterly periods subsequent to June 30, 2005 and places limitations on dividends and repurchases of capital stock, investments, asset sales and incurrence of additional indebtedness. The Company amended the net income covenant to require net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30. A default on the senior secured notes will trigger a default under this arrangement. As of March 31, 2007, the Company was in compliance with the financial covenants included in the credit facility.

8.   SENIOR SECURED NOTES

     In connection with the acquisition of the Company in June 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000. The notes were

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the interest method over the term of the notes. At March 31, 2007, the unamortized original issue discount is $6,001,000. The notes bear cash interest at 11.25%. After giving effect to the original issue discount and costs associated with the transaction, the notes have an effective interest rate of approximately 13.7%. The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005. The notes are collateralized by a second priority lien on substantially all of the assets of the Company. The notes are subordinated to amounts outstanding under the revolving credit facility.

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

     The Company currently estimates that the annual excess cash flow payment with respect to the fiscal year ending June 30, 2007, payable on or before November 5, 2007, will be approximately $7 million, and has classified this amount in the current portion of senior secured notes in the condensed consolidated balance sheet as of March 31, 2007. This estimate is based on a number of different assumptions surrounding the Company's estimated financial position as of June 30, 2007 and its estimated results of operations and cash flows for the year then ended. Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2007 is based on actual year-end results, the actual excess cash flow repurchase, if any, could differ materially from the amount estimated.

     The debt agreement contains certain covenants, including limitations on dividends and repurchases of capital stock, investments, asset sales and additional indebtedness. In addition, a default on the revolving credit facility will trigger a default with respect to the senior secured notes.

9.   INCOME TAXES

     The Company reviews its annual effective tax rate on a quarterly basis and makes the necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income within different tax jurisdictions; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state and federal tax authorities; or impacts from tax law changes. The Company's effective income tax rate for the nine months ended March 31, 2007 and 2006 was 41% and 42%, respectively.

10.  CONSOLIDATING FINANCIAL STATEMENTS

     In June 2005, the Company issued 11.25% senior secured notes that are fully and unconditionally guaranteed on a senior secured basis by Verrazano, Inc. ("Verrazano"), a wholly-owned subsidiary of the Company. Verrazano was formed in 2004 and commenced operations in 2005. The following condensed consolidating financial information as of March 31, 2007 and June 30, 2006 and for the three and nine month periods ended March 31, 2007 and 2006 is provided in lieu of separate financial statements for the Company and Verrazano.

                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2007
                                 (IN THOUSANDS)



                                                       RAFAELLA
                                                     APPAREL GROUP   VERRAZANO    ELIMINATIONS     TOTAL
                                                     ------------- ------------- -------------- -------------
ASSETS
Current assets:
   Cash and equivalents...........................     $  14,825                                 $  14,825
   Receivables, net...............................        24,925       $   989                      25,914
   Inventories....................................        48,400         1,272                      49,672
   Deferred income taxes..........................         3,202            47                       3,249
   Other current assets...........................           140        11,888      $ (11,859)         169
                                                     ------------- ------------- -------------- -------------
     Total current assets.........................        91,492        14,196        (11,859)      93,829
Equipment and leasehold improvements, net.........           146                                       146
Intangible assets, net............................       103,658         1,717                     105,375
Deferred financing costs, net.....................         8,354                                     8,354
Investment in subsidiary..........................        15,266                      (15,266)
Other assets......................................            41                                        41
                                                     ------------- ------------- -------------- -------------
     Total assets.................................     $ 218,957     $  15,913     $  (27,125)   $ 207,745
                                                     ============= ============= ============== =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...............................     $   6,729     $      56                   $   6,785
   Accrued expenses and other current liabilities.        19,893           591     $  (11,859)       8,625
   Current portion of senior secured notes........         7,000                                     7,000
                                                     ------------- ------------- -------------- -------------
     Total current liabilities....................        33,622           647        (11,859)      22,410
Senior secured notes..............................       141,570                                   141,570
Deferred income taxes.............................        11,145                                    11,145
Deferred rent.....................................           286                                       286
                                                     ------------- ------------- -------------- -------------
     Total liabilities............................       186,623           647        (11,859)     175,411
Commitments and contingencies
   Redeemable convertible preferred stock.........        47,110                                    47,110
Stockholders' equity (deficit):
   Common stock...................................            25                                        25
   Additional paid in capital.....................                       8,929         (8,929)
   Deemed dividend, in excess of predecessor basis       (26,022)                                  (26,022)
   Retained earnings..............................        11,221         6,337         (6,337)      11,221
                                                     ------------- ------------- -------------- -------------
     Total stockholders' equity (deficit).........       (14,776)       15,266        (15,266)     (14,776)
                                                     ------------- ------------- -------------- -------------
     Total liabilities and stockholders' equity
       (deficit)..................................     $ 218,957     $  15,913     $  (27,125)   $ 207,745
                                                     ============= ============= ============== =============


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2006
                                 (IN THOUSANDS)


                                                       RAFAELLA
                                                     APPAREL GROUP   VERRAZANO    ELIMINATIONS     TOTAL
                                                     ------------- ------------- -------------- -------------
ASSETS
Current assets:
   Cash and equivalents...........................       $27,273                                   $27,273
   Receivables, net...............................        20,649        $1,861                      22,510
   Inventories....................................        40,664         6,390                      47,054
   Deferred income taxes..........................         3,832           208                       4,040
   Other current assets...........................         3,513         4,917        $(6,290)       2,140
                                                     ------------- ------------- -------------- -------------
     Total current assets.........................        95,931        13,376         (6,290)     103,017
Equipment and leasehold improvements, net.........           115                                       115
Intangible assets, net............................       107,074         2,020                     109,094
Deferred financing costs, net.....................        10,928                                    10,928
Investment in subsidiary..........................        13,461                      (13,461)
Other assets......................................            41                                        41
                                                     ------------- ------------- -------------- -------------
     Total assets.................................      $227,550       $15,396       ($19,751)    $223,195
                                                     ============= ============= ============== =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...............................       $14,987        $1,935                     $16,922
   Accrued expenses and other current liabilities.         9,047                      $(6,290)       2,757
   Current portion of senior secured notes........        17,265                                    17,265
                                                     ------------- ------------- -------------- -------------
     Total current liabilities....................        41,299         1,935         (6,290)      36,944
Senior secured notes..............................       147,157                                   147,157
Deferred income taxes.............................        12,644                                    12,644
Deferred rent.....................................           129                                       129
                                                     ------------- ------------- -------------- -------------
     Total liabilities............................       201,229         1,935         (6,290)     196,874
Commitments and contingencies
   Redeemable convertible preferred stock.........        44,110                                    44,110
Stockholders' equity (deficit):
   Common stock...................................            25                                        25
   Additional paid in capital.....................                       8,929         (8,929)
   Deemed dividend, in excess of predecessor basis       (26,022)                                  (26,022)
   Retained earnings..............................         8,208         4,532         (4,532)       8,208
                                                     ------------- ------------- -------------- -------------
     Total stockholders' equity (deficit).........       (17,789)       13,461        (13,461)     (17,789)
                                                     ------------- ------------- -------------- -------------
     Total liabilities and stockholders' equity
       (deficit)..................................      $227,550       $15,396       ($19,751)    $223,195
                                                     ============= ============= ============== =============



                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                 (IN THOUSANDS)

                                                             RAFAELLA
                                                           APPAREL GROUP   VERRAZANO  ELIMINATIONS    TOTAL
                                                           -------------   ---------  ------------    -----

Net sales...............................................      $  42,625   $  3,008                  $  45,633
Cost of sales...........................................         27,181      2,635                     29,816
                                                           -------------- ----------- ------------- -----------
     Gross profit.......................................         15,444        373                     15,817
Selling, general and administrative expenses............          7,518        570                      8,088
                                                           -------------- ----------- ------------- -----------
     Operating income...................................          7,926       (197)                     7,729
Interest expense........................................          4,947                                 4,947
                                                           -------------- ----------- ------------- -----------
     Income before provision for income taxes...........          2,979       (197)                     2,782
Provision for income taxes..............................          1,222        (81)                     1,141
Equity in earnings of subsidiary........................           (116)                $   116
                                                           -------------- ----------- ------------- -----------
     Net income.........................................          1,641       (116)         116         1,641
Dividends accrued on redeemable convertible
  preferred stock.......................................          1,000                                 1,000
                                                           -------------- ----------- ------------- -----------
  Net income available to common stockholders...........      $     641   $   (116)     $   116     $     641
                                                           ============== =========== ============= ===========



                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                 (IN THOUSANDS)

                                                             RAFAELLA
                                                           APPAREL GROUP   VERRAZANO  ELIMINATIONS    TOTAL
                                                           -------------   ---------  ------------    -----

Net sales...............................................      $  59,268   $  5,841                  $  65,109
Cost of sales...........................................         35,120      4,057                     39,177
                                                           -------------- ----------- ------------- -----------
     Gross profit.......................................         24,148      1,784                     25,932
Selling, general and administrative expenses............          8,845        838                      9,683
                                                           -------------- ----------- ------------- -----------
     Operating income...................................         15,303        946                     16,249
Interest expense........................................          5,626                                 5,626
                                                           -------------- ----------- ------------- -----------
     Income before provision for income taxes...........          9,677        946                     10,623
Provision for income taxes..............................          4,092        390                      4,482
Equity earnings in subsidiary...........................            556                 $  (556)
                                                           -------------- ----------- ------------- -----------
  Net income............................................          6,141        556         (556)        6,141
Dividends accrued on redeemable convertible
  preferred stock.......................................            987                                   987
                                                           -------------- ----------- ------------- -----------
  Net income available to common stockholders...........      $   5,154   $    556      $  (556)    $   5,154
                                                           ============== =========== ============= ===========


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2007
                                 (IN THOUSANDS)

                                                             RAFAELLA
                                                           APPAREL GROUP   VERRAZANO  ELIMINATIONS    TOTAL
                                                           -------------   ---------  ------------    -----

Net sales...............................................      $ 128,289   $ 16,942                  $ 145,231
Cost of sales...........................................         82,622     12,036                     94,658
                                                           -------------- ----------- ------------- -----------
     Gross profit.......................................         45,667      4,906                     50,573
Selling, general and administrative expenses............         21,095      1,847                     22,942
                                                           -------------- ----------- ------------- -----------
     Operating income...................................         24,572      3,059                     27,631
Interest expense........................................         17,440                                17,440
                                                           -------------- ----------- ------------- -----------
     Income before provision for income taxes...........          7,132      3,059                     10,191
Provision for income taxes..............................          2,924      1,254                      4,178
Equity in earnings of subsidiary........................          1,805                 $(1,805)
                                                           -------------- ----------- ------------- -----------
     Net income.........................................          6,013      1,805       (1,805)        6,013
Dividends accrued on redeemable convertible
  preferred stock.......................................          3,000                                 3,000
                                                           -------------- ----------- ------------- -----------
  Net income available to common stockholders...........       $  3,013   $  1,805      $(1,805)    $   3,013
                                                           ============== =========== ============= ===========



                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2006
                                 (IN THOUSANDS)


                                                             RAFAELLA
                                                           APPAREL GROUP   VERRAZANO  ELIMINATIONS    TOTAL
                                                           -------------   ---------  ------------    -----

Net sales...............................................      $ 153,693   $ 26,853                  $ 180,546
Cost of sales...........................................        102,377     18,049                    120,426
                                                           -------------- ----------- ------------- -----------
     Gross profit.......................................         51,316      8,804                     60,120
Selling, general and administrative expenses............         19,908      2,062                     21,970
                                                           -------------- ----------- ------------- -----------
     Operating income...................................         31,408      6,742                     38,150
Interest expense........................................         17,291                                17,291
                                                           -------------- ----------- ------------- -----------
     Income before provision for income taxes...........         14,117      6,742                     20,859
Provision for income taxes..............................          5,957      2,845                      8,802
Equity earnings in subsidiary...........................          3,897                 $(3,897)
                                                           -------------- ----------- ------------- -----------
  Net income............................................         12,057      3,897       (3,897)       12,057
Dividends accrued on redeemable convertible
  preferred stock.......................................          3,003                                 3,003
                                                           -------------- ----------- ------------- -----------
  Net income available to common stockholders...........      $   9,054   $  3,897      $(3,897)    $   9,054
                                                           ============== =========== ============= ===========


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2007
                                 (IN THOUSANDS)



                                                       RAFAELLA
                                                     APPAREL GROUP   VERRAZANO    ELIMINATIONS     TOTAL
                                                     ------------- ------------- -------------- -------------
Cash flows provided by operating activities:
    Net income......................................     $ 6,013       $ 1,805       $ (1,805)    $  6,013
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization of deferred finance
         charges....................................       2,574                                     2,574
        Accretion of original issue discount........       1,577                                     1,577
        Depreciation and amortization...............       3,461           303                       3,764
        Deferred income taxes.......................        (869)          161                        (708)
        Deferred rent...............................         157                                       157
        Equity in earnings of subsidiary............      (1,805)                       1,805
        Changes in operating assets and liabilities:
         Accounts receivable........................      (4,276)          872                      (3,404)
         Inventories................................      (7,736)        5,118                      (2,618)
         Other current assets.......................       3,374        (6,971)         5,568        1,971
         Accounts payable...........................      (7,825)       (1,851)                     (9,676)
         Accrued expenses and other current
           liabilities..............................      10,845           591         (5,568)       5,868
                                                     ------------- ------------- -------------- -------------
             Net cash provided by operating
               activities...........................       5,490            28                       5,518
                                                     ------------- ------------- -------------- -------------
Cash flows used in investing activities:
    Purchase of equipment and leasehold improvements         (76)                                      (76)
                                                     ------------- ------------- -------------- -------------
             Net cash used in investing
               activities...........................         (76)                                      (76)
                                                     ------------- ------------- -------------- -------------
Cash flows used in financing activities:
    Decrease in book overdraft......................        (433)          (28)                       (461)
    Repurchase of senior secured notes..............     (17,429)                                  (17,429)
                                                     ------------- ------------- -------------- -------------
             Net cash used in financing
               activities...........................     (17,862)          (28)                    (17,890)
                                                     ------------- ------------- -------------- -------------
Net (decrease) increase in cash and cash
    equivalents.....................................     (12,448)                                  (12,448)
Cash and cash equivalents, beginning
    of period ......................................      27,273                                    27,273
                                                     ------------- ------------- -------------- -------------
Cash and cash equivalents, end of period............    $ 14,825             $              $     $ 14,825
                                                     ============= ============= ============== =============


                   RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2006
                                 (IN THOUSANDS)



                                                       RAFAELLA
                                                     APPAREL GROUP   VERRAZANO    ELIMINATIONS     TOTAL
                                                     ------------- ------------- -------------- -------------
Cash flows provided by operating activities:
    Net income......................................    $ 12,057       $ 3,897       $ (3,897)    $ 12,057
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Amortization of deferred finance
         charges....................................       1,280                                     1,280
        Accretion of original issue discount........       1,073                                     1,073
        Depreciation and amortization...............       3,843           264                       4,107
        Deferred income taxes.......................       5,382         2,845                       8,227
        Deferred rent...............................         100                                       100
        Equity in earnings of subsidiary............      (3,897)                       3,897
        Changes in operating assets and liabilities:
         Accounts receivable........................     (16,894)       (1,978)                    (18,872)
         Inventories................................       8,843         4,417                      13,260
         Other current assets.......................      (4,931)       (8,329)         7,914       (5,346)
         Accounts payable...........................      (2,384)         (975)                     (3,359)
         Accrued expenses and other current
           liabilities..............................      13,437          (150)        (7,914)       5,373
                                                     ------------- ------------- -------------- -------------
               Net cash provided by operating
                activities..........................      17,909            (9)                     17,900
                                                     ------------- ------------- -------------- -------------
Cash flows used in investing activities:
    Purchase of business............................        (188)                                     (188)
    Purchase of equipment and leasehold improvements         (96)                                      (96)
                                                     ------------- ------------- -------------- -------------
               Net cash used in investing
                activities..........................        (284)                                     (284)
                                                     ------------- ------------- -------------- -------------
Cash flows used in financing activities:
    Decrease in short-term borrowings...............      (9,261)                                   (9,261)
                                                     ------------- ------------- -------------- -------------
               Net cash used in financing
                activities..........................      (9,261)                                   (9,261)
                                                     ------------- ------------- -------------- -------------
Net (decrease) increase in cash and cash
    equivalents.....................................       8,364            (9)                      8,355
Cash and cash equivalents, beginning
    of period ......................................          43             9                          52
                                                     ------------- ------------- -------------- -------------
Cash and cash equivalents, end of period............     $ 8,407             $         $          $  8,407
                                                     ============= ============= ============== =============


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

           o    the activities of competitors;

           o the consolidation of the retail industry and resulting changes of our customer base;

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

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this filing. The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, and our future results and is intended to provide the reader of our financial statements with a narrative discussion about our business. The discussion is presented in the following sections:

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

CRITICAL TRENDS; PERFORMANCE DRIVERS

     PRIMARY REVENUE VARIABLES

        Our revenues are impacted by various factors, including the following:

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

     CONSOLIDATION IN THE INDUSTRY

        There has been, and continues to be, consolidation activity in the retail women's apparel industry. With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing. It is possible that these larger retailers may, instead of continuing to purchase women's sportswear separates from us, decide to manufacture or source such items themselves. There is also a possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors. For example, May Department Store Company, formerly our largest customer, was acquired by Federated Department Stores, Inc., to whom we did not historically sell a significant amount of our products. This acquisition had a negative impact on our business, because of overlap with Federated's product and a decrease in sales as a result of store closures.

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

     BUSINESS TRENDS FOLLOWING JUNE 20, 2005

        During the last fiscal year, there continued to be consolidation in the retail/apparel industry. As of June 20, 2005, our largest customer, May Department Stores Company, or May Co., was acquired by Federated, with whom we historically have done substantially less business. As Federated took over operations of May Co., we saw a decrease in the volume of sales in the second half of fiscal 2006, as a result of the closure of the retail stores that our product was sold in and the perceived product overlap with Federated's private label product, which was placed throughout all of Federated's stores. While sales to other existing customers partially mitigated this decline, this trend has continued in fiscal 2007. We have responded to this situation by updating and expanding our Spring line offering in an effort to provide new fabrics and styling to offset this perceived product overlap. We also saw a reduction in sales due to reduced sales in our off-price channel. In addition, we have begun the process of building an infrastructure to support our business and comply with the requirements of the Securities Exchange Act of 1934 and the Sarbanes Oxley Act of 2002, including Section 404, which is having the resulting effect of adding costs to operations.

RESULTS OF OPERATIONS

        The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended March 31, 2007 and 2006.

               (IN THOUSANDS, EXCEPT PERCENTAGES)


                                                                         QUARTERLY PERIODS ENDED
                                                                 ----------------------------------------
                                                                    MARCH 31, 2007       MARCH 31, 2006
                                                                 ------------------- --------------------
Net sales.....................................................   $45,633    100.0%    $65,109     100.0%
Cost of sales.................................................    29,816     65.3      39,177      60.2
Gross profit..................................................    15,817     34.7      25,932      39.8
Selling, general and administrative expenses..................     8,088     17.7       9,683      14.9
Operating income..............................................     7,729     16.9      16,249      25.0
Interest expense..............................................     4,947     10.8       5,626       8.6
Income before provision for income taxes......................     2,782      6.1      10,623      16.3
Provision for income taxes....................................     1,141      2.5       4,482       6.9
Net income....................................................     1,641      3.6       6,141       9.4


QUARTERLY PERIOD ENDED MARCH 31, 2007 COMPARED TO QUARTERLY PERIOD ENDED MARCH 31, 2006

        Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended March 31, 2007, as compared to the financial statements for the quarterly period ended March 31, 2006.

        NET SALES. Net sales for the quarterly period ended March 31, 2007 was $45.6 million. As compared to net sales of $65.1 million for the quarterly period ended March 31, 2006, net sales decreased by approximately $19.5 million or 29.9%. The reduction of net sales was principally due to a reduction in gross sales of $20.8 million, primarily related to a change in the retailers' calendar resulting in a shift of shipments from our third quarter to the fourth quarter ($11.5 million) and store closures and product overlap at a significant customer, partially offset by a decrease in trade discounts of $1.3 million.

        GROSS PROFIT. Gross profit for the quarterly period ended March 31, 2007 was $15.8 million. As a percentage of net sales, gross profit over this period was 34.7%. As compared to the gross profit of $25.9 million for the quarterly period ended March 31, 2006 (39.8% of net sales), gross profit decreased by $10.1 million or 39.0%. The decrease in gross profit was primarily the result of a drop in net sales of $19.5 million, partially offset by a $0.1 million charge related to inventory recorded to fair value in connection with the acquisition and sold during the period ended March 31, 2007 compared with a $0.7 million charge recorded during the period ended March 31, 2006.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the quarterly period ended March 31, 2007 was $8.1 million. As compared to selling, general and administrative expenses of $9.7 million for the quarterly period ended March 31, 2006, there was a decrease of $1.6 million or 16.5%. A decrease in amortization for intangible assets ($2.4 million) was the primary contributor to the overall decrease. This decrease in selling, general and administrative expenses was partially offset by an increase in salaries of $0.6 million and professional fees of $0.2 million. As a percentage of net sales, selling, general and administrative expenses was 17.7% for the quarterly period ended March 31, 2007 and 14.9% for the quarterly period ended March 31, 2006.

        OPERATING INCOME. Operating income for the quarterly period ended March 31, 2007 was $7.7 million. As compared to operating income of $16.2 million for the quarterly period ended March 31, 2006, operating income decreased by $8.5 million or 52.4%. The decrease was due to the changes in net sales, gross profit and selling, general and administrative expenses, as described above.

        INTEREST. Interest for the quarterly period ended March 31, 2007 was $4.9 million. As compared to interest of $5.6 million for the quarterly period ended March 31, 2006, interest decreased by $0.7 million. The decrease in interest expense was primarily a result of our November 8, 2006 senior secured notes repurchase (as further discussed within the "Liquidity and Capital Resources" section below), resulting in a reduction in interest expense incurred during the quarter of $0.5 million, and by an increase in interest income of $0.1 million.

        PROVISION FOR INCOME TAXES. We recorded a provision for income taxes of $1.1 million for the period ended March 31, 2007, as a result of our income before income taxes of $2.8 million. For the period ended March 31, 2006, we recorded a provision for income taxes of $4.5 million. Our effective income tax rate for the period ended March 31, 2007 and 2006 was 41% and 42%, respectively.

        NET INCOME. Net income for the quarterly period ended March 31, 2007 was $1.6 million. Net income as a percentage of net sales for the quarterly period ended March 31, 2007 was 3.6%. As compared to net income of $6.1 million for the quarterly period ended March 31, 2006 (9.4% of sales), net income decreased by $4.5 million. This decrease was a result of the changes described above.

        The following table summarizes our historical operations as a percentage of net sales for the nine-month periods ended March 31, 2007 and 2006.


       (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                           NINE-MONTH PERIODS ENDED
                                                   ------------------------------------------
                                                     MARCH 31, 2007        MARCH 31, 2006
                                                   --------------------  --------------------
Net sales......................................     $145,231      100.0% $180,546      100.0%
Cost of sales..................................       94,658       65.2   120,426       66.7
Gross profit...................................       50,573       34.8    60,120       33.3
Selling, general and administrative expenses...       22,942       15.8    21,970       12.2
Operating income...............................       27,631       19.0    38,150       21.1
Interest expense...............................       17,440       12.0    17,291        9.6
Income before provision for income taxes.......       10,191        7.0    20,859       11.6
Provision for income taxes.....................        4,178        2.9     8,802        4.9
Net income.....................................        6,013        4.1    12,057        6.7



NINE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 2006

        Set forth below is a description of the results of operations derived from the financial statements for the nine-month period ended March 31, 2007, as compared to the financial statements for the nine-month period ended March 31, 2006.

        NET SALES. Net sales for the nine-month period ended March 31, 2007 was $145.2 million. As compared to net sales of $180.5 million for the nine-month period ended March 31, 2006, net sales decreased by approximately $35.3 million or 19.6%. The reduction of net sales was principally due to a reduction in gross sales of $35.8 million, primarily related to a change in the retailers' calendar resulting in a shift of shipments from our third quarter to the fourth quarter ($11.5 million), store closures and product overlap at a significant customer, and an increase in sales allowances of $1.8 million, partially offset by a decrease in trade discounts of $2.2 million. The increase in allowances are a result of a higher customer allowance percentage given currently as compared to the prior year.

        GROSS PROFIT. Gross profit for the nine-month period ended March 31, 2007 was $50.6 million. As a percentage of net sales, gross profit over this period was 34.8%. As compared to the gross profit of $60.1 million for the nine-month period ended March 31, 2006 (33.3% of net sales), gross profit decreased by $9.5 million or 15.9%. The decrease in gross profit was primarily the result of lower net sales of $35.3 million as compared to the prior year and as a result of a $0.8 million charge related to inventory recorded to fair value in connection with the acquisition and sold during the nine-month period ended March 31, 2007 compared with a $9.2 million charge recorded during the period ended March 31, 2006.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine-month period ended March 31, 2007 was $22.9 million. As compared to selling, general and administrative expenses of $22.0 million for the nine-month period ended March 31, 2006, there was an increase of $1.0 million or 4.4%. Increases in professional fees ($1.1 million) and increases in salaries of $0.4 million were the primary contributors to the overall increase. This increase in selling, general and administrative expenses was partially offset by a decrease in amortization for intangible assets ($0.3 million) and other expenses ($0.2 million). As a percentage of net sales, selling, general and administrative expenses was 15.8% for the period ended March 31, 2007 and 12.2% for the period ended March 31, 2006.

        OPERATING INCOME. Operating income for the nine-month period ended March 31, 2007 was $27.6 million. As compared to operating income of $38.2 million for the nine-month period ended March 31, 2006, operating income decreased by $10.5 million or 27.6%. The decrease was due to the changes in net sales, gross profit and selling, general and administrative expenses, as described above.

        INTEREST. Interest for the nine-month period ended March 31, 2007 was $17.4 million. As compared to interest of $17.3 million for the nine-month period ended March 31, 2006, interest increased by $0.1 million. The increase in interest expense was primarily a result of a write-off of $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with our November 8, 2006 senior secured notes repurchase (as further discussed within the "Liquidity and Capital Resources" section below), partially offset by interest income of $0.7 million, and a reduction in interest expense incurred of $1.0 million due to our repurchase of senior secured notes and reduced borrowings under our line of credit compared with the prior year.

        PROVISION FOR INCOME TAXES. We recorded a provision for income taxes of $4.2 million for the nine-month period ended March 31, 2007, which represents an effective income tax rate of approximately 41%. For the nine-month period ended March 31, 2006, we recorded a provision for income taxes of $8.8 million, which represents an effective income tax rate of approximately 42%.

        NET INCOME. Net income for the nine-month period ended March 31, 2007 was $6.0 million. Net income as a percentage of net sales for the nine-month period ended March 31, 2007 was 4.1%. As compared to net income of $12.1 million for the nine-month period ended March 31, 2006 (6.7% of sales), net income decreased by $6.0 million. This decrease in net income was a result of the changes described above.

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

        Effective June 20, 2005, we entered into a revolving credit facility with two banks. The credit facility provides us with a revolving line of credit, which can be used for loans and letters of credit of up to $62.5 million, with a sublimit for loans of $45.0 million. Under the credit facility, the aggregate credit available to us is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by the banks. Interest on borrowings is based on stated margins below the prime rate as published by HSBC Bank USA, National Association ("HSBC") (7.75% at March 31, 2007). The credit facility requires a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At March 31, 2007, there were no loans under the revolving credit facility and $12.3 million of letters of credit outstanding under the credit facility and we had credit availability of approximately $35.4 million.

        On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011. These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.

        The credit facility is collateralized by substantially all of our assets and expires on June 20, 2010. The senior secured notes are collateralized by a second priority lien on substantially all of our assets. The revolving credit agreement and the indenture to the notes contain various covenants that, among other things, place limitations on dividends and repurchases of capital stock, investments, asset sales, incurrence of additional indebtedness and have cross-default provisions. Further, the revolving credit agreement also contains covenants that require us to report net income in quarterly periods subsequent to September 30, 2005 and maintain a minimum level of working capital, which escalates during the term of the agreement. We amended the net income covenant to require net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30. The working capital covenant was $35,000,000 as of March 31, 2007. As of March 31, 2007, we were in compliance with the financial covenants included in the credit facility and the notes.

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

         The Company currently estimates that the annual excess cash flow payment with respect to the fiscal year ending June 30, 2007, payable on or before November 5, 2007, will be approximately $7 million, and has classified this amount in the current portion of senior secured notes in the condensed consolidated balance sheet as of March 31, 2007. This estimate is based on a number of different assumptions surrounding the Company's estimated financial position as of June 30, 2007 and its estimated results of operations and cash flows for the year then ended. Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2007 is based on actual year-end results, the actual excess cash flow repurchase, if any, could differ materially from the amount estimated.

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

        The following table summarizes our net cash provided by or used in operating, investing and financing activities for the nine-month periods ended March 31, 2007 and 2006.


                   (IN THOUSANDS)                                   NINE-MONTH PERIODS ENDED
                                                           ---------------------------------------------
                                                              MARCH 31, 2007          MARCH 31, 2006
                                                           --------------------  -----------------------
  Net cash provided by (used in):
  Operating activities...........................                        $5,518                  $17,900
  Investing activities...........................                           (76)                    (284)
  Financing activities...........................                       (17,890)                  (9,261)
                                                           --------------------  -----------------------
  NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 $(12,448)                $  8,355
                                                           ====================  =======================


        OPERATING ACTIVITIES. Cash flows provided by operating activities for the periods ended March 31, 2007 and 2006 were $5.5 million and $17.9 million, respectively. The decrease in cash flows provided by operating activities from 2006 to 2007 is the result of an increase in working capital requirements, and a decrease in net income. Increased working capital requirements resulted from an increase in Fall and Holiday inventories and a decrease in accounts payable as compared to the prior year, partially offset by a decrease in receivables resulting from the reduced net sales. Accrued expenses and other current liabilities increased $5.9 million between June 30, 2006 and March 31, 2007. The increase was primarily attributed to income taxes ($1.0 million), interest ($5.1 million), professional fees ($0.2 million), and employee compensation related accruals ($0.5 million).

        INVESTING ACTIVITIES. Net cash used in investing activities for the period ended March 31, 2007 was $0.1 million. The cash usage was a result of capital expenditures. Net cash used in investing activities for the period ended March 31, 2006 was $0.3 million. The cash usage was primarily the result of the purchase price adjustment based on the final determination of the net worth of the predecessor at the time of the acquisition.

        FINANCING ACTIVITIES. Net cash used in financing activities for the period ended March 31, 2007 was $17.9 million. The use of cash was primarily the result of the repurchase of senior secured notes in connection with the November 8, 2006 excess cash flow repurchase discussed above. Net cash used in financing activities for the period ended March 31, 2006 was $9.3 million. The use of cash was a result of net repayments under our line of credit. We did not have any borrowings under our line of credit during the period ended March 31, 2007, as we were able to fund operations through our operating cash flow.

OFF-BALANCE SHEET ARRANGEMENTS

        As of March 31, 2007, we had outstanding letters of credit totaling $12.3 million in connection with purchase orders for merchandise from third-party manufacturers and a standby letter of credit in the amount of $450,000 issued by HSBC in favor of the landlord of our New York offices, which serves as security for our obligations under our lease.

        We enter into employment and consulting agreements with certain of our employees from time to time. These contracts typically provide for severance and other benefits. Individually, none of the contracts are expected to be material, although in the aggregate, our obligations under these contracts could be significant. Additionally, we have certain operating leases, which are disclosed in the consolidated annual financial statements. The Company has no other off-balance sheet arrangements.

DUE FROM FACTOR

        We sell certain of our receivables to GMAC Commercial Finance LLC, a commercial factor. The receivables are sold to GMAC on a non-recourse basis, subject to adjustment for sales discounts, sales returns, markdown allowances, miscellaneous charges and disputes. Upon a sale, GMAC assumes the credit and collection risk. We do not borrow from our factor and the amount due from the factor is pledged to our revolving credit facility lenders as security for amounts outstanding under our revolving credit facility.

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

        Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) "Share-Based Payments" ("SFAS 123R"), which revises Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The computation of the expenses associated with stock-based compensation requires the use of a valuation model. The Company currently uses the Black-Scholes option pricing model to calculate the fair value of its stock options. The Black-Scholes model requires assumptions regarding the estimated length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company's common stock over the expected term. Changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. There was no effect from the change of applying the original provisions of SFAS 123 to the Company's results of operations and cash flows for the nine-month period ended March 31, 2007, as a result of the Company's adoption of SFAS 123R, effective July 1, 2006. Compensation expense related to stock-based awards was not significant to the Company's consolidated statement of operations for the nine-month period ended March 31, 2007. Refer to Note 2 of the Company's condensed consolidated financial statements for further information.

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

        Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure relates primarily to our variable interest lines of credit. Our interest expense on the lines of credit is based on variable rates of the prime lending rate, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein. There were no loan borrowings or repayments under the revolving credit facility during the nine months ended March 31, 2007.

        When purchasing apparel from foreign manufacturers, we use letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products and other documentation. Prices are fixed in U.S. dollars at the time the purchase orders and/or letters of credit are issued, which mitigates the risk of a reduction in the value of the dollar. However, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the foreign manufacturers, which may have the effect of increasing the Company's cost of goods in the future. Due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the U.S. dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

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

CHANGES IN INTERNAL CONTROLS

        There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        During the quarter ended March 31, 2007, there were no material changes to the Company's previously disclosed legal proceedings. Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        None

ITEM 5.  OTHER INFORMATION

        The Company entered into an Employment Agreement with Jason W. Epstein effective March 19, 2007 (the "Agreement"). Under the Agreement, Mr. Epstein will serve as Chief Information Officer and Vice President Strategic Planning of the Company. His annual base salary will be $400,000 (the "Base Salary"). Mr. Epstein will be eligible to receive an annual bonus and the target amount will be 50% of his Base Salary. For partial fiscal years, the bonus amount will be prorated based on the number of days of actual employment for the year. In addition, the Agreement provides that Mr. Epstein is eligible to participate in all benefit programs that may be available to other senior executives of the Company and four weeks of paid vacation annually.

        Mr. Epstein will receive an option to purchase 83,334 shares of the Company's common stock (the "Option"). The Option will be granted under the Company's Equity Incentive Plan pursuant to a stock option agreement that will provide, among other things, that the exercise price of the Option will be no less than fair market value on the date of grant and no greater than $5.33 per share.

        If Mr. Epstein's employment is terminated by the Company (i) due to his death; (ii) due to his disability; (iii) for Cause (as defined in the Agreement); or (iv) he terminates his own employment for any reason (provided that he gives 30 days prior written notice), then he or his legal representatives will receive: (a) his accrued but unpaid base salary, if any, to the date of termination; (b) the unpaid portion of bonus, if any, relating to the fiscal year prior to the termination of employment; (c) unpaid business expense reimbursements; and (d) any rights Mr. Epstein may have under the Company's benefit plans and COBRA. If Mr. Epstein is terminated by the Company without Cause and upon execution without revocation of a valid release agreement, he will be entitled to six months severance pay. This severance pay is in addition to the payments described in the first sentence at (a) through
(d).

ITEM 6.  EXHIBITS


  10.19* Employment Agreement, dated as of January 22, 2007, between Rafaella Apparel Group, Inc. and Jason W. Epstein

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

May 15, 2007                         RAFAELLA APPAREL GROUP, INC.
                                     ----------------------------


                                     By:    /s/ Christa Michalaros
                                            -------------------------------
                                            Christa Michalaros
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

                                     By:    /s/ Chad J. Spooner
                                            -------------------------------
                                            Chad J. Spooner
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)