Form 10-K
period 2007-06-30
RAFAELLA APPAREL GROUP,INC.; VERRAZANO,INC.
filed 2007-09-28
CIK 1379420, 1379456

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-138342

Rafaella Apparel Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2745750
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1411 Broadway, New York, New York 10018
(212) 403-0300
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐   No ☒.

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of June 30, 2007, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

ANNUAL REPORT

JUNE 30, 2007

i

PART I

Item 1.                                                           Business

STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Except for the historical information and current statements contained in this Annual Report, certain matters discussed herein, including, without limitation, “Item 1 - Business,” “Item 3 - Legal Proceedings” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements that involve risks and uncertainties. Actual results and timing of certain events could differ materially from those projected in or contemplated by forward-looking statements due to a number of factors including, without limitation, changes in industry trends, merchandise and fashion trends, the extent of foreign sourcing and manufacturing, competition in the apparel industry, changes in general economic conditions, failure to anticipate consumer spending patterns, financial  or  political  instability  in any of the  nations  in which  our  goods  are  manufactured and risks relating to the execution of management’s business strategy, any of which could cause actual results to differ materially.

GENERAL

Rafaella Apparel Group, Inc. (the “Company”) acquired substantially all of the assets of Rafaella Sportswear, Inc. in an acquisition consummated on June 20, 2005.  Except as otherwise indicated, references to “we”, “us”, the Company and Rafaella Apparel Group, Inc., for periods prior to the acquisition, refer to our predecessor.

Our Company

We are an established designer, sourcer and marketer of a full line of women’s career and casual sportswear separates. We have been in the women’s apparel business since 1982 and market our products primarily under our Rafaella brand. We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year. Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics. Using our design specifications, we outsource the production of our clothing line to manufacturers primarily in Asia, primarily via our agent in Hong Kong, and sell directly to department, specialty and chain stores and off-price retailers. We have over 600 customers, representing over 3,800 individual retail locations. Our customers include some of the larger retailers of women’s clothing in the United States.

Our Industry

The retail women’s apparel industry is highly competitive, with many providers of the same styles of clothing as are designed and marketed by us. In addition, there is a growing trend toward consolidation in the industry, decreasing the number of retailers and the floor space available for our products. Finally, manufacturers of women’s apparel are subject to pricing pressures on both a customer front and a consumer front, stemming from the increased competition for customers and economic cycles that may impact the spending of our consumers.

Products

Our lines consist of fashion basics with updated features and colors. We design our products to appeal to our target market of women aged 30 to 55. Our products are divided into three broad categories based on size: Missy, Petite and Woman. The Missy category comprises traditional sized clothing, whereas the Petite and Woman cater to smaller and larger framed women, respectively. We also categorize our clothing lines as Career or Casual. Career clothing consists of jackets, pants, skirts, shirts, blouses and sweaters designed to be worn primarily to work. Casual clothing is designed to be worn primarily as weekend wear and consists of pants, skirts, jackets, shirts and sweaters principally made of cotton based fabrics. Recent fashion trends have led to a blurring of the distinctions between these categories, with women wearing Casual separates to work and Career separates for functions outside work.

Our products are priced to retail at the entry level in the “better” sportswear departments of our retail customers. Our pants, skirts, blouses and sweaters typically retail for $30 to $50 per item, t-shirts for $15 to $40 per item and jackets for $45 to $90 per item. We believe that our products are of an equal or higher quality than those of our competition, but retail in department and specialty stores at a lower price point than comparable branded products of our competitors.

Seasonality

We present seasonal “lines” each year corresponding to the retail selling seasons, Spring, Summer, Fall and Holiday, and from time to time we may offer an additional line as a transition between the Summer and Fall retail selling seasons. Each line consists of complementary styles of pants, sweaters, blouses, t-shirts, jackets and skirts, which are sold as individual items, but which may be coordinated into complete outfits.  Each style in our lines comes in a variety of colors and/or patterns. Fabrics include cotton and cotton blends, synthetics and synthetic blends, silk and silk blends, wool and wool blends and linen, depending upon the season and clothing style. Our lines are marketed principally under our Rafaella brand.

Design

Our design team, operating out of our headquarters in New York, is responsible for the development of new products and our seasonal lines according to our merchandising calendar. The team includes staff designers and assistant designers, with computer aided design capabilities, in addition to a color and print specialist. Each member of the team has responsibility for certain products, creating several groupings for a given season.

The design staff interprets emerging trends in fashion, and receives market feedback from our management and sales force, in order to stay abreast of new design concepts. This information is used to develop preliminary expectations for the composition and basic silhouettes of the next line. With this guidance, the design team develops initial sketches or prototype garments in our New York office reflecting line concepts and style ideas. From these concepts, certain styles are selected for further development and the design team, in conjunction with management, begins to select colors and fabrics for the line. Fabric samples are ordered in each pattern and color. Using the sample fabrics, more refined prototype garments are made, either in our New York office or by contract manufacturers. These refined prototypes are used for display in the showroom during the applicable market week. The line is further refined based on customer feedback during the market week.

Product Sourcing and Distribution

We contract for the manufacture of our products exclusively with third-party manufacturers and do not own or operate any manufacturing facilities. During fiscal 2007, our merchandise purchases were primarily sourced from Asian manufacturing companies. In the future, we may source from other economically feasible countries. Outsourcing our products allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and costs associated with managing a larger production force.

We utilize individual purchase orders specifying the price, quantity and design specifications of the merchandise to be produced, mostly secured by letters of credit. We do not have long-term, formal arrangements with our manufacturers, and we continually seek additional suppliers for our production needs to provide additional capacity and flexibility as needed.  Because we have been using many of the same manufacturers for several years, we believe we have established and maintained excellent relationships with high-quality manufacturers, fabric suppliers and agents. These relationships facilitate our ability to control the quality of our products, achieve favorable pricing for production and ensure a reliable supply of products. Based on our past experience of adding and removing suppliers, we believe that we are not dependent on any particular supplier and, if necessary, can replace in a timely manner any supplier at a similar cost and quality.

Since 1997, we have worked with the same principal buying agent based in Hong Kong for the majority of our product sourcing. This agent serves as a non-exclusive buying agent for manufactured goods in Asia, principally China, Hong Kong, Taiwan and Vietnam. This agent identifies and qualifies contract manufacturers, administers and coordinates production, and manages the quality control process for production administered and coordinated by this agent as well as when we utilize certain other agents in Asia. Compensation to our agents is based on a percentage of the full cost of the finished garment before shipping costs and customs duties.

We source fabric for many of our manufacturers. Due to our large annual purchases of our higher volume fabrics, we have been able to negotiate favorable pricing with our fabric suppliers. We negotiate directly with our suppliers for the purchase of required fabrics, which are purchased either directly by us or by our manufacturers under our directions.

We have a comprehensive quality control program that begins overseas to ensure that raw materials and finished goods meet our specifications for design, fit and quality. Fabric purchases are inspected upon receipt at the manufacturers’ facilities, and prior to commencement of production. Inspections are handled by representatives of our buying agents as well as our manufacturers’ staffs. Quality control inspectors also inspect finished goods before shipment to the U.S., as well as once they reach our warehouse and distribution facility located in Bayonne, New Jersey. Management believes that our low return rate on defective merchandise is largely due to our rigorous quality control processes.

We utilize a centralized distribution system, under which most merchandise is received, processed and distributed through our Bayonne, New Jersey facility. From this facility, merchandise is inspected, packed and shipped to our customers via common carriers. To facilitate the distribution process and control warehouse costs, all of our products, other than those ordered to support our replenishment programs, are packaged into pre-established packages, or pre-packs, prior to being shipped to our Bayonne facility. Each pre-pack contains four or six garments, in a single style and color, and in a preset range of sizes. We offer three pre-pack size ranges in Missy, two in Petite and one in Woman. Management believes the use of pre-packs helps minimize our distribution costs and reduce shipping errors and reduces our risk of unsold inventory in an undesirable assortment of sizes that may be difficult to sell at acceptable gross profit margins.

Many of our customers have developed their own extensive individual policies and procedures regarding virtually all aspects of shipping and product packaging and presentation, including, among others, standards for hangers, shipping boxes, labels, shipping procedures, barcoding and hangtags.

Before we ship orders to our customers, we confirm that the products and procedures being followed comply with the relevant standards in order to avoid the financial penalties imposed by the customer for non-compliance with their policies and procedures. We use a system, which was developed to ensure compliance, that includes automation of certain components, such as the submission of advance shipping notices to our customers scheduled for several hours in advance of each customer’s deadline for such notices. In addition, we monitor each customer’s policies and procedures guidelines, review all customer manuals on a regular basis, and modify our systems accordingly.

Sales, Marketing and Advertising

We maintain a direct sales force that operates out of our New York showroom. Our direct sales force is compensated exclusively on a salaried basis with a discretionary annual performance bonus. This in-house sales force, together with management, accounted for approximately 95% of our fiscal 2007 sales. We also have independent, non-exclusive sales representatives operating in various regions of the U.S. who are compensated exclusively on a commission basis. These sales representatives accounted for approximately 5% of our fiscal 2007 sales.

We introduce our products to existing and prospective customers during market weeks, which occur four to six months ahead of the corresponding retail selling seasons. During market weeks, customers visit our showroom to view our Casual and Career lines for the applicable retail season. During and shortly following market weeks, many of our customers provide us with non-binding indications as to their initial orders for that season. Historically, a very high percentage of these indications have translated into actual orders and sales. As a result, we are able to gather information that enables us to refine our production plans to better meet the anticipated demand on a cost-effective basis.

To date, we have not focused on media based advertising but instead have relied on in-store displays of our clothing lines, together with our attractive products and strong value proposition, to encourage purchases by our target end customer. We intend to increase our use of media based advertising, specifically billboard and magazine advertisements.

Customers

Our principal customers are department and specialty stores. The department and specialty stores channel represented approximately 68% of our total net sales in fiscal 2007 and the other approximately 32% of our total net sales in fiscal 2007 were to off-price retailers and private label customers. While certain of our customers consist of separate department and specialty store chains or off-price retailers with common ownership, these customers have separate purchasing departments and are therefore viewed by us as separate customers.  Divisions of Macy’s, Inc. (when viewed on a common ownership basis), Belk and Kohl’s, our three largest customers, accounted for 22%, 21% and 11%, respectively, of our total net sales in fiscal 2007.

We believe we have strong relationships with our customers. We have over 600 customers, representing over 3,800 individual retail store locations. Our top ten customers accounted for approximately 72% of net sales for fiscal 2007. It has been our experience that many major retailers are continuing to consolidate their women’s apparel suppliers by purchasing from a select group of established brand name vendors, such as our company. We are continuing to seek new relationships and expand our presence to new points of sale.

Competition

The retail apparel industry is highly competitive and fragmented. Our competitors include numerous apparel designers, manufacturers, importers, licensors and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us. We believe that the principal competitive factors in the industry are:

•                  consistent fit;

•                  product quality;

•                  styling;

•                  price;

•                  brand name and brand identity; and

•                  reliability of deliveries.

We strive to focus on these points and respond quickly to customer demands with our range of products and our ability to operate within the industry’s production and delivery constraints. Based on customer feedback, we believe that our continued dedication to customer service, product assortment and consistency, quality control and pricing enable us to compete effectively. We believe that our established brand and relationships with retailers have resulted in a loyal following of consumers as evidenced by increased orders from many of our customers.

Trademarks

The “Rafaella” and “V Verrazano” (stylized) brand names, which are our material trademarks, are registered in the United States and in certain foreign jurisdictions for use in the women’s sportswear market. We do not have rights to these marks for other product categories. We regard these trademarks and other proprietary rights as valuable assets and from time to time we take action to protect our trademarks against infringement.

Information Systems

We have no dedicated information technology team and rely on third-party providers for telecommunications, Electronic Data Interchange, or EDI, applications and other support. Our financial and operational information and reporting needs are met by a software package written exclusively for apparel companies and further customized for our needs by a third party software development and maintenance firm. We lease substantially all of our computer equipment and contract with third parties to maintain backup systems.

Our customers can elect to use EDI to trade and process orders with us on a simplified and expedited basis. We use EDI with certain customers to provide advance-shipping notices, process orders and conduct billing operations. In addition, certain other customers use EDI to communicate to us their weekly inventory requirements on a store-by-store basis. As of June 30, 2007, we had 47 customers that use EDI to communicate with us. In fiscal 2007, total sales to these customers were approximately 87% of our overall total sales.

Imports, Import Restrictions and Other Government Regulations

Imports and Import Restrictions

Our transactions with our foreign suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions. The countries that we source our products from may, from time to time, impose new quotas, tariffs, duties or other restrictions or adjust prevailing quota, duty or tariff levels, or take other economic actions, which could affect our ability to import products at the current or increased levels. Imports into the United States can also be subjected to various restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with subsidies from the exporting nation. Bills have been introduced and are pending in Congress which, if enacted, would make it easier for countervailing duty cases to be filed against China. Other bills would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty. We cannot predict the likelihood or frequency of any such events occurring.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us. The quota agreement, which extends to December 31, 2008, allows for annual import growth in all categories. The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions. To the extent our suppliers are not able to acquire sufficient amounts of export quota for covered products or the cost of acquiring such quota increases, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found.

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

Other Government Regulation

We are subject to federal, state and local laws and regulations regarding our business. These include the Consumer Product Safety Act, the Textile Fiber Product Identification Act, the Flammable Fabric Act and the rules and regulations of the Federal Trade Commission and the Consumer Product Safety Commission, or the CPSC. Under the Flammable Fabrics Act, we have elected to file a continuing guaranty with the CPSC and, in connection with this continuing guaranty, we are required to maintain written records that show that the guaranty is based on test results which demonstrate conformance with reasonable and representative tests prescribed by the CPSC. We believe that we are in compliance in all material respects with all applicable governmental regulations.

Employees

As of June 30, 2007, we had approximately 167 employees, of whom approximately 72 were employed in New York and approximately 95 were employed in New Jersey. We are not a party to any labor agreements and none of our employees are represented by a union. We consider our relationship with our employees to be good and have not experienced any interruption of our operations due to labor disputes with our employees.

Legal Proceedings

On January 16, 2004, our predecessor, Rafaella Sportswear, Inc. (“RSI”) received a letter from U.S. Customs and Border Protection (“U.S. Customs”) making arrangements for the conduct of a Focused Assessment audit of RSI.  The audit began with a Pre-Assessment Survey (“PAS”) of calendar year 2003 (with a potential for extension until June 30, 2004) to determine if the company’s importing process was in compliance with U.S. Customs laws and regulations. On September 8, 2004, an Entrance Conference was held to discuss the results U.S. Customs reached in its PAS. The PAS report concluded, in part, that “although the company demonstrated that operationally they are conducting Customs transactions in an efficient and adequate operating system(s), [from] the lack of written internal controls, policies and procedures [it] appears that these system(s) are weak”.  The PAS cited a few examples leading to their conclusion, including:

•                  lack of a formally documented internal control to assure that the value of imports is properly declared;

•                  lack of a formally documented internal control to assure that classification is correctly declared;

•                  internal control of value was not periodically tested and results documented; and

•                  internal control over classification was not periodically tested and results documented.

However, the PAS also noted that:

•                  RSI had not identified any risks related to value and implemented control mechanisms; and

•                  RSI had not identified any risks related to classification and implemented control mechanisms.

In a (Pre-)Exit Conference held on March 28, 2005, U.S. Customs raised many of the same issues and others and recommended that RSI develop and implement various internal controls along with a Compliance Improvement Plan (“CIP”) to address the deficiencies in documentation of internal controls identified by U.S.

Customs.  Subsequent to the exit conference, a report was issued which indicated areas in which we were found to be deficient. We believe that we have addressed these issues and have submitted a comment letter to U.S. Customs stating as such, which we have requested to have appended to the report. With respect to value, the report found us to be an acceptable risk and determined that no loss of revenue occurred as a result of our valuation of our products. As part of the CIP, we have prepared and implemented a written policy and procedures manual which includes documentation of our internal controls relating to customs matters, a copy of which was submitted to U.S. Customs.

In light of the issues that had been identified, U.S. Customs conducted a Focused Assessment follow-up review which began with an advance conference in October of 2006.  The objective of the follow-up review (which focused on Rafaella Apparel Group, Inc. (“RAG”) customs transactions during the period January 1 through October 31, 2006) was to determine whether the follow-up actions developed in the prior stage of the review were effectively implemented.

After U.S. Customs’ review of additional requested information and specific transactions selected for review, U.S. Customs issued a draft report in May of 2007 in which it concluded, in part, that “[b]ased on the Follow-up results of the risk areas identified during the initial Focused Assessment Pre Assessment Survey, we conclude that Rafaella Apparel Group LLC has adequate internal control over its Customs transactions, and is an acceptable risk to U.S. Customs and Border Protection.”  An exit conference was held with U.S. Customs on June 28, 2007 to discuss the draft report, the substance of which was agreed to by both RAG and U.S. Customs.  The final report was received on September 20, 2007.

Item 1A.                                                  Risk Factors

Risks Related to Our Business and Industry

Continued consolidation among our customers may harm our business.

There has been, and continues to be, consolidation activity in the retail women’s apparel industry.  With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing.  It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves.  There is also the possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors.  For example, May Department Stores Company, formerly our biggest customer, was acquired by Macy’s, Inc. (“Macy’s”), to whom we did not historically sell a significant amount of our products.  This acquisition had a negative impact on our business, because of overlap with Macy’s private label product and a decrease in sales as a result of store closures.

In addition, as a result of consolidation, we may face greater pressure from these larger customers to provide more favorable price and trade terms, to comply with increasingly more stringent vendor operating procedures and policies and to alter our products or product mix to provide different items such as exclusive merchandise, private label products or more upscale goods.  If we are unable to provide more favorable terms or to develop satisfactory products, programs or systems to comply with any new product requirements, operating procedures or policies, this could adversely affect our operating results in any reporting period.

The concentration of our customers could adversely affect our business.

In fiscal 2007, our department and specialty stores channel accounted for approximately 68% of our total net sales.  In that period, our largest customer in this distribution channel, when viewed on a common ownership basis, accounted for approximately 22% of total net sales across its separate department store chains, each of which has a separate purchasing department.  The other approximately 32% of our total net sales in fiscal 2007 were to off-price retailers and private label sales.

A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties, change of ownership, change of management or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change its manner of doing business with us, could substantially reduce our revenues and materially adversely affect our profitability.

We may be adversely affected by our limited historical books and records and our lack of formalized internal controls.

Our predecessor and its management maintained very limited records of the corporate actions of our predecessor and its subsidiaries, including records relating to stock transfers and actions by our predecessor’s Board of Directors.  In addition, our predecessor’s control procedures were informal and/or undocumented.  Our predecessor was not subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder.  As a result, our predecessor’s management did not evaluate or assess its internal control over financial reporting.  In addition, we are not yet required to comply with Section 404, and we did not perform formal evaluations or assessments of our internal controls following the June 20, 2005 acquisition. We are required to comply with Section 404 during fiscal 2008. Any inadequacies in internal controls may lead to financial statements that may not be reliable.  Any inadequacies could also lead to legal liabilities on the part of our company and could give rise to potential regulatory, creditor, noteholder and/or equityholder actions, any of which could have a material adverse effect on our business and financial condition.

Our business could be negatively impacted by the significant changes in and financial instability of our customers.

A number of apparel retailers have experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, the loss of customers to online retailers, difficulties in implementing online retailing, restructurings, bankruptcies and liquidations.  Consistent with industry practices, we sell products primarily on open account after completing an appropriate credit review of the customer.  A significant adverse change in a customer or its financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables, or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our business, financial condition and results of operations by causing a significant decline in revenues attributable to such customers, particularly if our third-party factor is unwilling to assume the credit risk on receivables from such customers or limits the amount of credit risk it is willing to take from such customers.

Our success depends in part on the efforts of our management team, some of whom are relatively new to our company or their current positions.

As of June 20, 2006, Ronald Frankel (Chief Executive Officer of our predecessor and a former advisor to us), Robert Newman (our former Vice President - Sales) and Asher Haddad (our former Vice President - Warehouse) are no longer executive officers of our company although Mr. Frankel remains a member of our board of directors.  Mr. Frankel co-founded our predecessor and had been primarily responsible for our predecessor’s strategic planning and oversight of merchandising, production and sales. Glenn Palmer served as our Chief Executive Officer from June 20, 2005 until his resignation on April 20, 2006. Since April 25, 2006, Christa Michalaros has served as our new Chief Executive Officer.  Nichole Vowteras has served as our Executive Vice President Sourcing and Production since April 25, 2006 and Rosemary Mancino has served as our President of Sales & Planning since August 14, 2006. We cannot assure you that these new members of our management team will be effectively integrated with our senior management rapidly or at all.  In addition, even if we are able to integrate our new members of management, it is possible that our new management team may not be able to successfully execute our strategies, which could have a material adverse effect on our business.

Competition for qualified personnel in the apparel industry is intense and we compete for these individuals with other companies having greater financial and other resources.  As described above, we have recently retained several additions to our senior management team, which we feel are highly qualified.  Our continued success will depend, in significant part, upon the continued services of this senior management team and on our continued ability to attract, retain and motivate qualified management, administrative and sales personnel to support our existing operations and our continued growth.  The loss of the services of our executive officers could adversely affect our future operating results, which depend to a substantial degree on their experience and knowledge of our business and their customer and vendor relationships.  We may not be able to replace any of our executive officers with sufficiently experienced and qualified personnel.  The temporary or permanent loss of the services of any member of our senior management team, or our inability to attract and retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

The extent of our foreign sourcing and manufacturing may adversely affect our business.

For fiscal 2007, all of our products were manufactured outside the United States, including a significant portion from China.  As a result of the magnitude of our foreign sourcing and manufacturing, our business may be subject to risks, including the following:

•                  uncertainty caused by the elimination of import quotas with respect to certain countries, particularly China, the reimposition of quotas with respect to certain products from China and the possible imposition of additional quotas or antidumping or countervailing duties;

•                  imposition of regulations and quotas relating to imports from certain countries, including quotas imposed by bilateral textile agreements between the United States and foreign countries;

•                  imposition of duties, taxes and other charges on imports;

•                  significant devaluation of the dollar against foreign currencies;

•                  restrictions on the transfer of funds to or from foreign countries;

•                  political instability, military conflict or terrorism involving the United States or any of the many countries where our products are manufactured, which could cause a delay in transportation or an increase in costs of transportation, raw materials or finished product or otherwise disrupt our business operations;

•                  disease, epidemics and health-related concerns, such as SARS or the mad cow or hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny and embargoing of goods produced in infected areas; and

•                  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

If these risks limit or prevent us from acquiring products from foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found, which could negatively impact our business.

Our reliance on third-party manufacturers could cause delays, adversely affect operations and damage customer relationships.

We use third-party manufacturers to assemble or produce all of our products.  We are dependent on the ability of these third-party manufacturers to adequately finance the assembly or production of goods ordered and maintain sufficient manufacturing capacity.  The use of third-party manufacturers to assemble or produce finished goods and the resulting lack of direct control could subject us to difficulty in obtaining timely delivery of products of acceptable quality.  We do not have long-term contracts with any of our manufacturers and an unexpected interruption in supply from any of our manufacturers could disrupt our operations until a suitable alternate manufacturer can be found and supply restored.  Even if an alternate manufacturer can be found promptly, such manufacturer may not be able to provide us with products or manufacturing services of a comparable quality, at an acceptable price or on a timely basis.  As a result, our business relationship with our customers purchasing such products, or any products incorporating such products or services, may be terminated, reduced or otherwise modified by such customer.  There can be no assurance that there will not be a disruption in the supply of our products from third-party manufacturers or, in the event of a disruption, that we would be able to substitute suitable alternate third-party manufacturers in a timely manner, or that a customer will not terminate, reduce or otherwise modify its business relationship with us as a result thereof.  The failure of any third-party manufacturer to perform, or the loss or reduction of supply from any third-party manufacturer, or the termination, reduction or modification of such customer business relationship, could have a material adverse effect on our business, results of operations and financial condition.

In addition, any negative publicity that third-party manufacturers may receive as a result of the use of labor practices by such manufacturers that are inconsistent with labor practices utilized in the United States, or which are regarded as deficient relative to labor practices utilized elsewhere in the world, may lead our customers to terminate, reduce or otherwise modify their business relationships with us.  Any such publicity, or resulting change in any of our customer business relationships, could also have a material adverse effect on our business, results of operations and financial condition.

We need significant working capital to fund our operations, a substantial portion of which is financed, and our inability to continue to finance such working capital could affect our marketing and sales efforts because our ability to purchase inventory would be curtailed.

We need significant working capital to purchase inventory and are often required to post letters of credit when placing an order with one of our third-party manufacturers or fabric suppliers.  We expect to meet our working capital needs primarily through our operating cash flow but we  may also utilize our senior revolving credit facility, pursuant to which we have been able to obtain a line of credit and letters of credit.  If we are unable to meet the covenants in our senior revolving credit facility and, as a result, are unable to borrow under the facility, or to have letters of credit issued on our behalf, or we are unable to extend or renew or refinance such facility on terms satisfactory to us, our ability to purchase inventory would be curtailed or eliminated, which would significantly affect our marketing and sales efforts, thus significantly harming our business.

Competition in the apparel industry could reduce our sales and our profitability.

As an apparel company, we face competition on many fronts, including the following:

•                  establishing and maintaining favorable brand recognition;

•                  developing products that appeal to consumers;

•                  pricing products appropriately; and

•                  obtaining access to, and sufficient floor space in, retail stores.

The apparel industry is highly fragmented and includes a number of very large companies, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than we do.  The competitive responses encountered from these larger, more established apparel companies may be more aggressive and comprehensive than we anticipate and we may not be able to compete effectively.  Additionally, in response to the continued consolidation of our customers, our competitors may consolidate as well in order to increase their ability to service customers.  The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, which may materially adversely affect our sales and profitability.

The apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

Prices in the apparel industry have been declining over the past several years primarily as a result of the movement of manufacturing operations offshore, the growth of the mass market retail channel of distribution, increased competition, consolidation in the retail apparel industry and the general economic slowdown of recent years.  Products manufactured offshore generally cost less to manufacture than those made domestically primarily because labor costs are lower offshore.  Many of our competitors also source their product requirements from developing countries, possibly from developing countries with lower costs than the developing countries from which we source our products, and those manufacturers may use these cost savings to reduce prices.  To remain competitive, we may have to adjust our prices from time to time in response to these industry-wide pricing pressures.  Moreover, increasing customer demands for allowances, incentives and other forms of economic support reduce our gross margins.  Our financial performance may be materially and adversely affected by these pricing pressures, if we are forced to reduce our prices and we cannot reduce our production costs, or if our production costs increase and we cannot increase our prices.

Our business will suffer if we fail to continually anticipate customer tastes.

Customer tastes change rapidly.  We may not be able to anticipate, gauge or respond to these changes in a timely manner.  If we misjudge the market for our products or product groups or if we fail to identify and respond appropriately to changing consumer demands, we may be faced with a significant amount of unsold finished goods inventory, which could materially adversely affect our expected operating results and financial condition and decrease our sales, gross margins and profitability.

The apparel industry has relatively long lead times for the design and production of products.  Consequently, we must commit in some cases to production in advance of orders based on forecasts of consumer demand.  If we fail to forecast consumer demand accurately, we may underproduce or overproduce a product and encounter difficulty in filling customer orders or in liquidating excess inventory.  Additionally, if we overproduce a product based on an aggressive forecast of consumer demand, retailers may not be able to sell the product in amounts and at prices they deem acceptable and may expect sales allowances and cancel future orders.  These outcomes could have a material adverse effect on our sales, brand image and financial conditions seriously affecting our profitability.

Our revenues and profits are sensitive to consumer confidence and spending patterns.

The apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall and specifically our sales, gross margins and profitability.  The success of our operations depends on consumer spending.  Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold.  Any significant deterioration in general economic conditions or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit.  In addition, war, terrorist activity or the threat of either may adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

Fluctuations in the price, availability and quality of fabrics could cause production delays and increase costs.

Fluctuations in the price, availability and quality of the fabrics or other raw materials used in our manufactured apparel could have a material adverse effect on our cost of sales or our ability to meet customer demands.  The prices for these fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton.  The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns and changes in oil prices.  We may not be able to pass all or a portion of the higher raw materials prices and related transportation costs on to our customers.

Because we sell our products on a purchase order basis and rely on estimated forecasts of our customers’ needs, inaccurate forecasts could adversely affect our business.

We sell our products pursuant to individual purchase orders instead of long-term purchase commitments.  Therefore, we rely on estimated demand forecasts, based upon formal and informal input from our customers and non-binding indications of our customers’ initial orders given during and shortly following market weeks, to determine how much material to purchase and product to manufacture.  Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us.  In addition, we cannot provide assurance as to the quantities or timing required by our customers for our products.  Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue.  In addition, if our forecasts are incorrect, we may have excess unsold inventory, which we may have to sell at a discount or may not be able to sell at all.

We cannot predict how import restrictions will impact our business.

Our transactions with our foreign suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions. The countries that we source our products from may, from time to time, impose new quotas, tariffs, duties or other restrictions or adjust prevailing quota, duty or tariff levels, or take other economic actions, which could affect our ability to import products at the current or increased levels. Imports into the United States can also be subjected to various restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with subsidies from the exporting nation. Bills have been introduced and are pending in Congress which, if enacted, would make it easier for countervailing duty cases to be filed against China. Other bills would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty. We cannot predict the likelihood or frequency of any such events occurring.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us. The quota agreement, which extends to December 31, 2008, allows for annual import growth in all categories. The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions. To the extent our suppliers are not able to acquire sufficient amounts of export quota for covered products or the cost of acquiring such quota increases, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found.

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

We may be unable to protect our trademarks and other intellectual property rights or expand our use of our trademark outside of the women’s sportswear market.

We believe that our trademarks are important to our success and our competitive position due to their name recognition with our customers.  There can be no assurance that the actions we have taken to establish and protect our trademarks will be adequate to prevent use of our marks or similar marks by others, or imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and other proprietary rights of others.  Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights, and we may be unable to successfully resolve such disputes to our satisfaction.  Our rights in the Rafaella mark are limited to use for the women’s sportswear segment of the apparel business.  Other parties are using similar marks in other segments of the apparel business.  If we expand outside the women’s sportswear segment of the apparel industry we may need to market our products under a different trademark.

The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources and distract management.

We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Sarbanes-Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, starting with our fiscal 2008 annual report on Form 10-K, our management will be required to deliver a report that assesses the effectiveness of our internal control over financial reporting and an attestation report of our auditors on the operating effectiveness of such internal control. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required as we may need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements. Despite these efforts, we may not be able to complete the documentation and management assessment required by Section 404 of the Sarbanes-Oxley Act when it becomes applicable to us, which could expose us to legal liabilities on the part of our company and could give rise to potential regulatory, creditor, noteholder and/or equityholder actions.

In addition, the effort to prepare for these obligations and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations. In addition, we may need to hire additional accounting and financial staff and might not be able to do so in a timely fashion. We are working to identify those areas in which changes should be made to our financial and management control systems to manage our growth and obligations under the Exchange Act and the Sarbanes-Oxley Act, and to make such changes. The costs associated therewith could be significant.

Many of our customers require our compliance with their vendor operating policies and procedures.

Many of our customers have developed extensive policies and procedures regarding virtually all aspects of shipping and product packaging and presentation, including standards for hangers, shipping boxes, labels, shipping procedures, barcoding and hangtags, among others.  These policies and procedures are often extensively documented, very detailed and unique to each customer, requiring us to develop and maintain a system to ensure compliance with each customer’s individual manual of policies and procedures.  Although we have implemented a system that we believe is sufficient to ensure compliance with our customer’s shipping and packaging requirements, we cannot assure you that this system or any future system will adequately address customer requirements.  If we do not comply with these policies and procedures we may be required to pay financial penalties to our customers, which could become significant if there is widespread non-compliance.  In addition, our customers may decline to order additional products from us in the event we are consistently unable to comply with the relevant standards and procedures.

Risks Related to Our Indebtedness

Our substantial debt could adversely affect our financial health.

We have a substantial amount of debt. As of June 30, 2007, we had approximately $138.5 million at maturity of senior secured notes outstanding, excluding interest accrued thereon, and the ability to utilize $19.8 million of availability under our credit facility for letters of credit and loans, subject to compliance with our financial and other covenants and the terms set forth therein. Our substantial debt could have important consequences to holders of our senior secured notes. For example, it could:

•                  make us vulnerable to general adverse economic and industry conditions;

•                  limit our ability to obtain additional financing for future working capital, capital expenditures, product development efforts, strategic acquisitions and other general corporate requirements;

•                  expose us to interest rate fluctuations because the interest on the debt under our revolving credit facility is at variable rates;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•                  place us at a competitive disadvantage compared to our competitors that may have proportionately less debt.

Our debt service requires a significant amount of cash.

To service our debt, we require a significant amount of cash. Our ability to generate cash, make required payments or to refinance our obligations depends on our successful financial and operating performance. We cannot assure you that our operating performance, cash flow and capital resources will be sufficient for payment of our debt in the future. Our financial and operating performance, cash flow and capital resources performance depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control. These factors include, among others:

•                  economic and competitive conditions affecting the market for our products and the women’s apparel market generally;

•                  operating difficulties, increased operating costs or pricing pressures we may experience; and

•                  increased raw material costs.

In addition, the terms of our indenture require that we make an offer to repurchase our senior secured notes at 101% of face value with 50% of our excess cash flow (as defined) each fiscal year.  To the extent that our noteholders accept this offer, we will have less cash to use for working capital or other corporate purposes.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capacity expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt. In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot assure you as to the terms of any such transaction or how soon any such transaction could be completed, if at all.

The terms of our indebtedness impose significant operating and financial restrictions on us, which may prevent us from pursuing certain business opportunities and taking certain actions.

Our senior revolving credit facility and the indenture governing the notes impose significant operating and financial restrictions on us.  These restrictions limit or prohibit, among other things, our ability to:

•                  declare dividends or redeem or repurchase capital stock;

•                  prepay, redeem or repurchase debt (including the notes);

•                  incur liens;

•                  make loans and investments;

•                  guarantee or incur additional debt;

•                  amend or otherwise alter terms of debt (including the notes);

•                  engage in mergers, acquisitions and other business combinations;

•                  sell assets;

•                  make capital expenditures;

•                  transact with affiliates; and

•                  alter the business we conduct.

In addition, our senior revolving credit facility also includes the following financial covenants:

•                  a minimum working capital requirement; and

•                  a rolling six-month period no-loss provision.

Certain of these financial covenants will become more restrictive over time.

A breach of any of these covenants or our inability to comply with the financial covenants could result in a default under our senior revolving credit facility, which in turn would trigger a default under our senior secured notes.  If any such default occurs, the holders of the notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  If the debt under our senior revolving credit facility and/or the notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our senior secured notes and our other debt.

ITEM 2.                                                     PROPERTIES

We maintain our headquarters in a 30,000 square foot office facility at 1411 Broadway in New York, New York. The headquarters houses our design studio and sales showroom, in addition to our sourcing, finance and administrative functions. Our warehouse and distribution facility occupies approximately 114,000 square feet in Bayonne, New Jersey. Both facilities are leased at market rents, with the leases in New York and New Jersey expiring in January 2013 and December 2008, respectively. In addition, we lease third-party storage and distribution facilities on a month-to-month basis and pay a fee per item shipped by the third party on our behalf. We own no real property or facilities.

ITEM 3.                                                     LEGAL PROCEEDINGS

On January 16, 2004, our predecessor, Rafaella Sportswear, Inc. (“RSI”) received a letter from U.S. Customs and Border Protection (“U.S. Customs”) making arrangements for the conduct of a Focused Assessment audit of RSI.  The audit began with a Pre-Assessment Survey (“PAS”) of calendar year 2003 (with a potential for extension until June 30, 2004) to determine if the company’s importing process was in compliance with U.S. Customs laws and regulations. On September 8, 2004, an Entrance Conference was held to discuss the results U.S. Customs reached in its PAS. The PAS report concluded, in part, that “although the company demonstrated that operationally they are conducting Customs transactions in an efficient and adequate operating system(s), [from] the lack of written internal controls, policies and procedures [it] appears that these system(s) are weak”.  The PAS cited a few examples leading to their conclusion, including:

•                  lack of a formally documented internal control to assure that the value of imports is properly declared;

•                  lack of a formally documented internal control to assure that classification is correctly declared;

•                  internal control of value was not periodically tested and results documented; and

•                  internal control over classification was not periodically tested and results documented.

However, the PAS also noted that:

•                  RSI had not identified any risks related to value and implemented control mechanisms; and

•                  RSI had not identified any risks related to classification and implemented control mechanisms.

In a (Pre-)Exit Conference held on March 28, 2005, U.S. Customs raised many of the same issues and others and recommended that RSI develop and implement various internal controls along with a Compliance Improvement Plan (“CIP”) to address the deficiencies in documentation of internal controls identified by U.S. Customs.  Subsequent to the exit conference, a report was issued which indicated areas in which we were found to be deficient. We believe that we have addressed these issues and have submitted a comment letter to U.S. Customs stating as such, which we have requested to have appended to the report. With respect to value, the report found us to be an acceptable risk and determined that no loss of revenue occurred as a result of our valuation of our products. As part of the CIP, we have prepared and implemented a written policy and procedures manual which includes documentation of our internal controls relating to customs matters, a copy of which was submitted to U.S. Customs.

In light of the issues that had been identified, U.S. Customs conducted a Focused Assessment follow-up review which began with an advance conference in October of 2006.  The objective of the follow-up review (which focused on Rafaella Apparel Group, Inc. (“RAG”) customs transactions during the period January 1 through October 31, 2006) was to determine whether the follow-up actions developed in the prior stage of the review were effectively implemented.

After U.S. Customs’ review of additional requested information and specific transactions selected for review, U.S. Customs issued a draft report in May of 2007 in which it concluded, in part, that “[b]ased on the Follow-up results of the risk areas identified during the initial Focused Assessment Pre Assessment Survey, we conclude that Rafaella Apparel Group LLC has adequate internal control over its Customs transactions, and is an acceptable risk to U.S. Customs and Border Protection.”  An exit conference was held with U.S. Customs on June 28, 2007 to discuss the draft report, the substance of which was agreed to by both RAG and U.S. Customs.  The final report was received on September 20, 2007.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5.                                                MARKET FOR THE REPORTING ENTITY’S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

There is no established public market for the common stock of the Company.  All the outstanding common stock of the Company, consisting of 2,500,000 shares, is owned by RSW 2005, Inc.  RA Cerberus Acquisition, LLC (“Acquisition Co.”), controlled by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), owns 100% of the Company’s convertible preferred stock, which is convertible at its option into common stock equal to 67.5% of the Company’s outstanding fully-diluted common stock.

No dividends have been declared.  We do not intend to pay dividends on our common stock in the foreseeable future.  Payment of dividends is within the discretion of the Company’s Board of Directors and depends on various factors, including our net income, financial condition, cash requirements and other factors deemed relevant by our board of directors.  The amounts available to pay dividends are limited by the terms of the Financing Agreement, dated June 20, 2005, between the Company and HSBC Bank USA, National Association and the indenture governing our 11 ¼% Senior Secured Notes due 2011.

The Company has adopted an equity incentive plan.  As of June 30, 2007, 1,111,111 options and awards have been granted pursuant to this plan.

ITEM 6.                                                     SELECTED FINANCIAL DATA

The historical consolidated financial data included below and elsewhere in this Annual Report are not necessarily indicative of future performance.  The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our audited consolidated financial statements and related notes included elsewhere in this Annual Report.

The summary selected historical financial data presented below is for our predecessor for the fiscal years ended June 30, 2003 and 2004 and for the period from July 1, 2004 through June 19, 2005 and, for us, for the period from June 20, 2005 through June 30, 2005 and the fiscal years ended June 30, 2007 and 2006.  This table should be read in conjunction with the Company’s Consolidated Financial Statements and Notes appearing elsewhere in this Annual Report.

RAFAELLA APPAREL GROUP, INC.

			Predecessor	Successor(1)
	Fiscal Year Ended June 30,		Period from July 1, 2004 through June 19,	Period from June 20, 2005 through June 30,	Fiscal Year Ended June 30,
	2003	2004	2005	2005	2006	2007
	(Dollars in thousands)
Income Statement Data:
Net sales	$165,083	$205,663	$225,558	$ 4,215	$222,187	$191,284
Cost of sales	106,463	127,531	138,883	3,074	148,555	127,170
Gross profit	58,620	78,132	86,675	1,141	73,632	64,114
Selling, general and administrative expenses	16,152	16,795	17,509	971	29,938	30,951
Operating income	42,468	61,337	69,166	170	43,694	33,163
Other expense (income):
Interest	627	464	1,079	664	22,631	23,884
Other	—	766	(47)	—	—	—
Total other expense (income)	627	1,230	1,032	664	22,631	23,884
Income (loss) before provision for (benefit from) income taxes	41,841	60,107	68,134	(494)	21,063	9,279
Provision for (benefit from) income taxes (2)	1,682	2,151	2,249	(212)	8,463	2,999
Net income (loss)	40,159	57,956	65,885	(282)	12,600	6,280
Balance Sheet Data (at end of period):
Cash and cash equivalents	$35	$28	—	$ 52	$27,273	$11,390
Accounts receivable	9,040	18,115	—	23,180	22,510	20,785
Inventories	34,122	45,717	—	52,120	47,054	44,375
Total assets	47,042	64,387	—	213,954	223,195	193,804
Current portion of senior secured notes	—	—	—	—	17,265	234
Senior secured notes	—	—	—	163,439	147,157	133,144
Total liabilities	25,336	33,804	—	200,233	196,874	160,962
Redeemable convertible preferred stock	—	—	—	40,110	44,110	48,110
Total stockholders’ equity (deficit)	21,706	30,583	—	(26,389)	(17,789)	(15,268)
Other Financial Data:
Net cash flows provided by (used in):
Operating activities	$38,125	$46,186	$51,201	$ 7,739	$36,765	$16,743
Investing activities	(154)	(38)	(5)	(175,045)	(283)	(214)
Financing activities	(37,973)	(46,155)	(49,366)	167,358	(9,261)	(32,412)
Depreciation and amortization	133	144	125	71	5,453	4,985
Capital expenditures	154	38	5	—	95	214

(1)             On June 20, 2005, pursuant to a Securities Purchase Agreement dated April 15, 2005, as amended, Rafaella Apparel Group, Inc. issued redeemable convertible preferred stock to RA Cerberus Acquisition, LLC for $40.0 million.  Immediately prior to the issuance of the preferred stock, Rafaella Sportswear, Inc. contributed substantially all of its assets to Rafaella Apparel Group, Inc. in exchange for 100% of its common stock and the assumption of certain liabilities related to the contributed assets.  Immediately following the issuance of the preferred stock, Rafaella Apparel Group, Inc. redeemed 75% of the common stock held by Rafaella Sportswear, Inc. for $175.0 million.  The June 20, 2005 acquisition was accounted for as a purchase in accordance with Financial Accounting Standards No. 141, “Business Combinations,” and Emerging Issues Task Force 88-16, “Basis in Leveraged Buyout Transaction.”  As a result of the acquisition and the resulting purchase accounting adjustments, the financial statements including and after June 20, 2005 are not comparable to the predecessor periods.

(2)             Our predecessor was taxed as an S corporation.  A provision has been made for certain state and local income taxes applicable to S corporations.

ITEM 7.                                                 Management’s Discussion and Analysis of Financial Condition and
Results of Operations

The following is a discussion of our results of operations and financial condition.  This discussion should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Annual Report.  The discussion of our results of operations and financial condition includes various forward-looking statements about our markets, the demand for our products, and our future results and is intended to provide the reader of our audited consolidated financial statements with a narrative discussion about our business.  The discussion is presented in the following sections:

•                  Company Overview

•                  Critical Accounting Policies

•                  Results of Operations, and

•                  Liquidity and Capital Resources

We based our statements on assumptions or estimates that we consider reasonable.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 1A, “Risk Factors” included elsewhere in this Annual Report.

COMPANY OVERVIEW

We are an established designer, sourcer and marketer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under our Rafaella brand.  We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the production of our clothing line to manufacturers primarily in Asia, primarily via our agent in Hong Kong, and sell directly to department, specialty and chain stores and off-price retailers.  We have over 600 customers, representing over 3,800 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

Critical Trends; Performance Drivers

Primary Revenue Variables

Our revenues are impacted by the following factors:

•                  customer acceptance of our fabrics and designs;

•                  the performance of our products within the prevailing retail environment;

•                  the accuracy of our forecast of demand for our products;

•                  actions of our competitors;

•                  pricing pressures due to competitive market conditions and buying power of retailers;

•                  overall levels of consumer spending for apparel;

•                  national and regional economic conditions; and

•                  the economic impact of uncontrollable factors, such as terrorism and war.

Primary Expense Variables

Variations in our cost of sales are primarily due to:

•                  fluctuations in the price, availability and quality of raw materials;

•                  the length and level of variation in the production runs we order from third party manufacturers;

•                  international economic and political conditions;

•                  fluctuations in duties, taxes and other charges on imports;

•                  fluctuations in energy prices which impact manufacturing costs and inbound transportation costs;

•                  reductions in the value of our unsold inventories; and

•                  pricing pressures due to competition for manufacturing sources.

Variations in selling, general and administrative expenses are primarily due to:

•                  changes in headcount and salaries and related fringe benefits;

•                  costs associated with product development;

•                  increases in warehousing and distribution expenses associated with higher sales volumes, outbound transportation expenses impacted by changes in energy costs, and the need for third party storage or shipping services;

•                  increases in advertising expenses;

•                  costs associated with enhancing and maintaining an adequate system of internal controls; and

•                  costs associated with regulatory compliance.

Consolidation in the Industry

There has been, and continues to be, consolidation activity in the retail women’s apparel industry.  With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing.  It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves.  There is also the possibility that customers may consolidate with one or  more of their other vendors and begin sourcing items from such vendors.  For example, May Department Stores Company, formerly our biggest customer, was acquired by Macy’s, to whom we did not historically sell a significant amount of our products.  This acquisition had a negative impact on our business, because of overlap with Macy’s private label product and a decrease in sales as a result of store closures.

In addition, as a result of consolidation, we may face greater pressure from these larger customers to provide more favorable pricing and trade terms, to comply with increasingly more stringent vendor operating procedures and policies and to alter our products or product mix to provide different items such as exclusive merchandise, private label products or more upscale goods. If we are unable to provide more favorable terms or to develop satisfactory products, programs or systems to comply with any new product requirements, operating procedures or policies, this could adversely affect our operating results in any reporting period.

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

Competition

As an apparel company, we face competition on many fronts, including with respect to the following:

•                  establishing and maintaining favorable brand recognition;

•                  developing products that appeal to consumers;

•                  pricing products appropriately; and

•                  obtaining access to, and sufficient floor space in, retail stores.

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

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad. Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions. The countries that we source our products from may, from time to time, impose new quotas, tariffs, duties or other restrictions or adjust prevailing quota, duty or tariff levels, or take other economic actions, which could affect our ability to import products at the current or increased levels. Imports into the United States can also be subjected to various restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with subsidies from the exporting nation. Bills have been introduced and are pending in Congress which, if enacted, would make it easier for countervailing duty cases to be filed against China. Other bills would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty. We cannot predict the likelihood or frequency of any such events occurring.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us. The quota agreement, which extends to December 31, 2008, allows for annual import growth in all categories. The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions. To the extent our suppliers are not able to acquire sufficient amounts of export quota for covered products or the cost of acquiring such quota increases, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found.

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

Business Trends following June 20, 2005 (the date of acquisition)

During the last fiscal year, there continued to be consolidation in the retail/apparel industry.  As of June 20, 2005, our largest customer, May Department Stores Company, or May Co., was acquired by Macy’s, with whom we historically have done substantially less business.  As Macy’s took over operations of May Co., a number of the retail stores in which our products were sold were closed and Macy’s, due to a perceived product overlap of our casual lines with Macy’s private label product, eliminated many of our products throughout a number of Macy’s stores and as a result, we experienced a decrease in the volume of sales in the second half of fiscal 2006.  While sales to other existing customers mitigated this decline, this trend continued in fiscal 2007.  We have responded to this situation by updating our product line offering in an effort to provide new fabrics and styling to offset this perceived product overlap.  We also saw a reduction in sales due to reduced sales in our off-price channel.  In addition, we have begun the process of building an infrastructure to support our business and comply with the requirements of the Securities Exchange Act of 1934 and the Sarbanes Oxley Act of 2002, including Section 404, which is having the resulting effect of adding costs to operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates could change our reported results.

We believe the following accounting policies are the most critical to us in that they are important to our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our consolidated financial statements.

Revenue Recognition.  Sales are recognized when merchandise is shipped and title and risk of loss are transferred to customers.  Revenue is recorded net of estimated discounts, returns and allowances. Discounts are based on trade terms.  Returns and allowances require pre-approval from management.  On a seasonal basis, we negotiate price allowances with our customers as sales incentives or for the cost of certain promotions.  We estimate these allowances based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance.

Income Taxes. We are organized under Delaware law as a corporation and will be treated as a corporation for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code. Our predecessor filed tax returns as a “Subchapter S” corporation and treated its subsidiary as a “qualified subchapter S subsidiary” under the Code. Our effective tax rate will vary, as did that of our predecessor, based on the level of business conducted in those states in which we file, as well as changes made to the tax rates by the state tax authorities.

Deferred taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as measured by enacted tax rates in effect in periods when the deferred tax assets and liabilities are expected to be settled or realized.  We evaluate the probability of realizing our deferred tax assets on an on-going basis.  This evaluation includes estimating out future taxable income for the years in which our deferred taxes are expected to reverse, which includes consideration of tax planning strategies.  We provide a valuation allowance if we determine it is more likely than not that we will not be able to realize our deferred tax assets.  As of June 30, 2007, we concluded that a valuation allowance was not necessary.

Receivables. Receivables consist of trade accounts receivable and receivables that are assigned to a commercial factor, net of discounts and allowances.  We factor certain trade receivables, on a non-recourse basis with a commercial factor, except that we assume credit risk for those receivables that do not receive written approval from the factor.  The factor collects all cash remittances on receivables factored and assumes credit risk on all sales that are approved in advance by the factor.  An allowance for sales discounts, returns, allowable customer markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables.  Certain of these provisions result from seasonal negotiations with customers as well as historic deduction trends and the evaluation of current market conditions.

Inventories. Substantially all of the inventory we purchased in fiscal year 2007 was produced in Asia. Inventory costs include finished garments, fabric, contractor labor, duty, freight, and costs associated with our buying agents (which typically include a buying commission of 1-3% of the full cost of the finished garment before shipping costs and customs duties). Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method. Inventories consist of raw materials (primarily piece goods at our contractors), merchandise in transit and finished goods in warehouses. We take ownership of the finished goods when they are shipped from Asia and management records the merchandise in transit balance based on documentation provided by our buying agents. Slow-moving finished goods inventories are written down to estimated net realizable value based on estimated sales prices less costs of disposal.

Long-lived Assets.  Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization.  We capitalize improvements to the extent they increase the economic life of the asset.  Furniture, fixtures, and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years.  Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.  Expenditures for maintenance and repairs are expensed in the period incurred.

Intangible assets consist of the trademark and trade name, and customer relationships of the Predecessor, and non-compete agreements with officers of the Predecessor, acquired on June 20, 2005.  Customer relationships are amortized using an accelerated method over their estimated useful lives of 15 years.  Non-compete agreements are amortized using the straight-line method over their estimated useful lives of 2 and 10 years.  Owned trademarks have been determined to have indefinite lives and are not subject to amortization.

Our policy is to evaluate depreciable and amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from the undiscounted cash flows expected from the use of the asset.  Any impairment loss would be measured as the excess of carrying amount over the fair value of the asset, determined on the basis of discounted cash flows from the expected use of the asset.

The trademark and trade name, which have been determined to be indefinite lived assets, are tested for impairment at least annually or when changes in circumstances indicate that their carrying amount may not be recoverable, by comparing the carrying amount of the assets to their fair value based on an income approach using the relief-from-royalty method.  This method assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these assets.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates for intellectual property, discount rates and other variables.  We base our fair value estimates on assumptions we believe are reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates.  If the estimated fair value of the assets is less than their carrying amount, an impairment loss is recognized equal to such difference.

Contingencies and Litigation. Management evaluates contingent liabilities including threatened or pending litigation in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and records accruals when the outcome of these matters is deemed probable and the liability may be reasonably estimated. Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

Stock-based Compensation.  Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock based compensation. The computation of the expenses associated with stock based compensation requires the use of a valuation model. The Company currently uses the Black Scholes option pricing model to calculate the fair value of its stock options. The Black Scholes model requires assumptions regarding the estimated length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock over the expected term.  Changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock based awards.   There was no effect from the change of applying the original provisions of SFAS 123 to the Company’s results of operations and cash flows for the year ended June 30, 2007, as a result of the Company’s adoption of SFAS 123R, effective July 1, 2006. Compensation expense related to stock-based awards was not significant to the Company’s consolidated statement of operations for the year ended June 30, 2007.  Refer to Note 2 of the Company’s consolidated financial statements for further information.

RESULTS OF OPERATIONS

For discussion purposes only, our fiscal 2005 results discussed below represent the mathematical addition of the historical results for the Predecessor period from July 1, 2004 through June 19, 2005 and the Successor period from June 20, 2005 through June 30, 2005, or the year ended June 30, 2005.  This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the acquisition date.  However, we believe it is the most meaningful way to comment on the results of operations for 2005 compared to those of 2006 because a discussion of a partial period from July 1, 2004 through June 19, 2005 (Predecessor) separately from the period from June 20, 2005 through June 30, 2005 (Successor) compared to the succeeding and preceding years, would not be meaningful.

The June 20, 2005 acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Emerging Issues Task Force 88-16, “Basis in Leveraged Buyout Transaction.”  As a result of the acquisition and the resulting purchase accounting adjustments, the financial statements including and after June 20, 2005 are not comparable to the predecessor periods.

The following table summarizes the historical operations as a percentage of net sales for the fiscal years ended June 30, 2007 and 2006 (Successor), and the period from July 1, 2004 to June 19, 2005 (Predecessor) combined with the period from June 20, 2005 to June 30, 2005 (Successor).

	Year Ended June 30, 2007		Year Ended June 30, 2006		Combined Year Ended June 30, 2005
	(in thousands, except percentages)
Net sales	$191,284	100.0%	$222,187	100%	$229,773	100%
Cost of sales	127,170	66.5	148,555	66.9	141,957	61.8
Gross profit	64,114	33.5	73,632	33.1	87,816	38.2
Selling, general and administrative expenses	30,951	16.2	29,938	13.5	18,480	8.0
Operating income	33,163	17.3	43,694	19.7	69,336	30.2
Other expenses
Interest expense, net	23,884	12.5	22,631	10.2	1,743	—
Other income	—	—	—	—	(47)	—
Income before provision for income taxes	9,279	4.9	21,063	9.5	67,640	29.4
Provision for income taxes	2,999	1.6	8,463	3.8	2,037	0.9
Net income	$6,280	3.3%	$12,600	5.7%	$65,603	28.6%

Year ended June 30, 2007 compared to year ended June 30, 2006

Net sales.  Net sales for the year ended June 30, 2007 was $191.3 million.  As compared to net sales of $222.2 million for the year ended June 30, 2006, net sales decreased by approximately $30.9 million or 13.9%.  The decrease in net sales was principally due to an increase in customer allowances given ($3.2 million), a decrease in volume (approximately 10%), and a slight decrease in average revenue per unit (approximately 1%). The decrease in customer sales was primarily attributed to reductions in net sales of approximately $38.7 million related to four customers offset by increases in customer net sales of $5.5 million related to three customers.

Gross profit.  Gross profit for the year ended June 30, 2007 was $64.1 million.  As a percentage of net sales, gross profit over this period was 33.5%.  As compared to the gross profit of $73.6 million for the year ended June 30, 2006 (33.1% of net sales), gross profit decreased by $9.5 million or 12.9%.  The decrease in gross profit was primarily the result of the impact from reduced gross sales ($28.7 million) and increased customer discounts, returns and allowances ($2.2 million), in addition to a $0.9 million charge related to inventory recorded at fair value in connection with the acquisition and sold during the period ended June 30, 2007 compared with a $9.4 million charge recorded during the period ended June 30, 2006.

 Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2007 was $31.0 million.  As compared to selling, general and administrative expenses of $29.9 million for the year ended June 30, 2006, there was an increase of $1.0 million or 3.4%.  Increases in professional fees ($1.8 million) and salaries ($0.4 million) were partially offset by decreases in employment fees ($0.5 million), amortization of intangible assets ($0.4 million), and insurance ($0.2 million).  As a percentage of net sales, selling, general and administrative expenses was 16.2% for the year ended June 30, 2007 and 13.5% for the year ended June 30, 2006.

Operating income.  Operating income for the year ended June 30, 2007 was $33.2 million.  As compared to operating income of $43.7 million for the year ended June 30, 2006, operating income decreased by $10.5 million or 24.1%.  The decrease was due to the decreased gross profit and increases in selling, general and administrative expenses, as described above.

Interest expense, net.  Interest expense for the year ended June 30, 2007 was $23.9 million.  As compared to interest of $22.6 million for the year ended June 30, 2006, interest increased by $1.3 million.  The increase in interest expense resulted from $3.2 million attributed to the write-off of unamortized original issue discount and deferred financing costs and purchase consideration paid in connection with our November 2006 and June 2007 senior secured notes repurchases (as further discussed within the “Liquidity and Capital Resources” section below), partially offset by increased interest income of $0.8 million, and a reduction in interest expense incurred of $1.3 million due to our repurchase of senior secured notes and reduced borrowings under our line of credit compared with the prior year.

Provision for income taxes.  We recorded a provision for income taxes of $3.0 million for the year ended June 30, 2007, which represents an effective income tax rate of approximately 32.3%.  For the year ended June 30, 2006, we recorded a provision for income taxes of $8.5 million, which represents an effective income tax rate of approximately 40.2%. The decrease in our effective rate in 2007 is principally due to a change in estimate regarding the allocation of taxable income in certain jurisdictions in 2006.

Net income.  Net income for the year ended June 30, 2007 was $6.3 million.  Net income as a percentage of net sales for the full year period ended June 30, 2007 was 3.3%.  As compared to net income of $12.6 million for the year ended June 30, 2006, net income decreased by $6.3 million or 50.2%.  This decrease in net income was a result of the decrease in operating income, the increase in interest expense and the decrease in the provision for income taxes, as described above.

Year ended June 30, 2006 compared to combined year ended June 30, 2005

Net sales.  Net sales for the year ended June 30, 2006 was $222.2 million.  As compared to net sales of $229.8 million for the combined year ended June 30, 2005, net sales decreased by approximately $7.6 million or 3.3%.  The decrease in net sales was principally due to an increase in customer allowances given ($4.3 million) and a decrease in volume (approximately 6%), partially offset by a slight increase in average revenue per unit (approximately 5%).

Gross profit.  Gross profit for the year ended June 30, 2006 was $73.6 million.  As a percentage of net sales, gross profit over this period was 33.1%.  As compared to the gross profit of $87.8 million for the combined year ended June 30, 2005 (38.2% of net sales), gross profit decreased by $14.2 million or 16.2%.  Decreases in gross profit were primarily the result of the $9.4 million charge related to inventory recorded at fair value in connection with the acquisition and sold during the current period, in addition to the impact from reduced net sales dollars.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2006 was $29.9 million.  As compared to selling, general and administrative expenses of $18.5 million for the combined year ended June 30, 2005, there was an increase of $11.4 million or 61.6%.  Amortization of intangible assets ($5.4 million), established as a part of the purchase accounting for the acquisition, along with planned additions and increases to salaries ($4.5 million), and insurance ($0.4 million), were the primary contributors to the overall increases.  As a percentage of net sales, selling, general and administrative expenses was 13.5% for the year ended June 30, 2006 and 8.0% for the combined year ended June 30, 2005.

Operating income.  Operating income for the year ended June 30, 2006 was $43.7 million.  As compared to operating income of $69.3 million for the combined year ended June 30, 2005, operating income decreased by $25.6 million or 36.9%.  The decrease was due to the decreased gross profit and increases in selling, general and administrative expenses, as described above.

Interest expense, net.  Interest expense for the year ended June 30, 2006 was $22.6 million.  As compared to interest of $1.7 million for the combined year ended June 30, 2005, interest increased by $20.9 million.  Increases in interest were a result of interest recorded for the senior secured notes issued in connection with the June 20, 2005 acquisition and interest recognized for the amortization of deferred financing charges in conjunction with the issuance of those notes.

Provision for income taxes.  We recorded a provision for income taxes of $8.5 million for the year ended June 30, 2006, which represents an effective income tax rate of approximately 40.2%.  For the combined year ended June 30, 2005, we recorded a provision for income taxes of $2.0 million, which represents an effective income tax rate of approximately 3.0%.  The lower effective tax rate for the combined year ended June 30, 2005 is a result of our predecessor being an S corporation and the successor company being a C corporation.

Net income.  Net income for the year ended June 30, 2006 was $12.6 million.  Net income as a percentage of net sales for the full year period ended June 30, 2006 was 5.7%.  As compared to net income of $65.6 million for the combined year ended June 30, 2005, net income decreased by $53.0 million or 80.8%.  This decrease in net income was a result of the decrease in operating income, the increase in interest expense and the increase in the provision for income taxes, as described above.

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

Effective June 20, 2005, we entered into a revolving credit facility with two banks.  The credit facility provides us with a revolving line of credit, which can be used for loans and letters of credit of up to $62.5 million, with a sublimit for loans of $45.0 million.  Under the credit facility, the aggregate credit available to us is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by the banks.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility).  The credit facility requires a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility.  At June 30, 2007, there were no loans under the revolving credit facility and $18.1 million of letters of credit outstanding under the credit facility. We had credit availability of approximately $19.8 million.

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011.  These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.

The credit facility is collateralized by substantially all of our assets and expires on June 20, 2010.  The senior secured notes are collateralized by a second priority lien on substantially all of our assets.  The revolving credit agreement and the indenture to the notes contain various covenants that, among other things, place limitations on dividends and repurchases of capital stock, investments, asset sales, incurrence of additional indebtedness and have cross-default provisions.  Further, the revolving credit agreement also contains covenants that require us to report net income in quarterly periods subsequent to September 30, 2005 and maintain a minimum level of working capital, which escalates during the term of the agreement.  We amended the net income covenant during the year ended June 30, 2007 to require net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30.  The working capital covenant was $40.0 million as of June 30, 2007.  As of June 30, 2007, we were in compliance with the financial covenants included in the credit facility and the notes.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, we must make an offer to repurchase all or a portion of the senior secured notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year.  In connection with the fiscal year ended June 30, 2006, we repurchased $17,429,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $18.4 million on November 8, 2006.  The Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 8, 2006 excess cash flow repurchase.

We repurchased $16,062,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $16.3 million on June 29, 2007.  The Company wrote-off $1.4 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the June 29, 2007 senior secured note repurchase.

We currently estimate that the annual excess cash flow payment with respect to the fiscal year ended June 30, 2007, payable on or before November 6, 2007, will be approximately $234,000 and have classified this amount in the current portion of senior secured notes in the consolidated balance sheet as of June 30, 2007.

We continue to review the capital expenditure needs for the business as they relate to information systems and infrastructure.  As a result, capital expenditures may increase in future periods; however, we have not finalized plans for any significant capital expenditure at the present time.  We anticipate that we will incur one-time and ongoing expenses, which may be substantial, to improve our infrastructure to position us more competitively.  These expenditures will include the hiring of additional personnel and improved information technology.

Management believes that cash flow from operations and available borrowings under our senior revolving credit facility will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities for the fiscal years ended June 30, 2007 and 2006 (Successor), and for the period from July 1, 2004 to June 19, 2005 (Predecessor) combined with the period from June 20, 2005 to June 30, 2005 (Successor):

	Year Ended June 30, 2007	Year Ended June 30, 2006	Combined Year Ended June 30, 2005
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,743	$36,765	$58,940
Investing activities	(214)	(283)	(175,050)
Financing activities	(32,412)	(9,261)	117,992
Net (decrease) increase in cash and cash equivalents	$(15,883)	$27,221	$1,882

For discussion purposes only, our fiscal 2005 results discussed below represent the mathematical addition of the historical results for the Predecessor period from July 1, 2004 through June 19, 2005 and the Successor period from June 20, 2005 through June 30, 2005, or the year ended June 30, 2005.  This approach is not consistent with generally accepted accounting principles and yields results that are not comparable on a period-to-period basis due to the new basis of accounting established at the acquisition date.  However, we believe it is the most meaningful way to comment on the cash flows for 2005 because a discussion of a partial period consisting of ten days is not meaningful.

Operating Activities

Cash flows provided by operating activities for the years ended June 30, 2007, 2006 and 2005 were $16.7 million, $36.8 million and $58.9 million, respectively.  The decrease in cash flows provided by operating activities from 2006 to 2007 is the result of lower net income, changes in deferred income taxes, and decreases in cash flows from working capital related to accounts payable and inventories.  The decrease in cash flows provided by operating activities from 2005 to 2006 is the result of lower net income, net of non-cash charges, principally as a result of the June 20, 2005 acquisition, partially offset by decreased working capital requirements.  In 2006, non-cash charges included depreciation and amortization of intangible assets and financing costs and the provision for deferred income taxes.  Non-cash charges were not significant in 2005.  Decreased working capital requirements resulted from a reduction in inventory as prior season merchandise was sold off prior to the acquisition, and an increase in accounts payable and accrued expenses reflecting changes in our infrastructure.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2007, 2006 and 2005 were $0.2 million, $0.3 million and $175.1 million, respectively.  Net cash used in investing activities for 2005 principally related to the acquisition, net of cash acquired.  In 2006, the Company recorded a purchase price adjustment of $0.2 million.  Capital expenditures were not significant for any of the periods presented.

Financing Activities

Net cash used in financing activities for the years ended June 30, 2007 and 2006 were $32.4 million and $9.3 million, respectively.  In 2007, cash was primarily used to repurchase senior secured notes (discussed in the “Liquidity and Reserves” section above) in the amount of $31.8 million.  In 2006, we repaid borrowings outstanding under our credit facility totaling $9.3 million.  Net cash provided by financing activities for the year ended June 30, 2005 was $118.0 million.  Prior to the acquisition, we made distributions to stockholders of $73.8 million and increased our credit line borrowings by $24.5 million.  Subsequent to the acquisition, we raised $163.4 million through the issuance of senior secured notes, and received $40.0 million for the issuance of redeemable convertible preferred stock, which was partially offset by the payment of $13.0 million for costs related to the issuance of the senior secured notes.  In addition, we repaid $23.0 million of credit line borrowings.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had outstanding letters of credit totaling $17.6 million in connection with purchase orders for merchandise from third-party manufacturers and a standby letter of credit in the amount of $450,000 issued by HSBC in favor of the landlord of our New York offices, which serves as security for our obligations under our lease.

We enter into employment and consulting agreements with certain of our employees from time to time.  These contracts typically provide for severance and other benefits.  Individually, none of the contracts are expected to be material, although in the aggregate, our obligations under these contracts could be significant.  Additionally,  we have certain operating leases, which are disclosed in the consolidated financial statements.  The Company has no other off-balance sheet arrangements.

Due From Factor

We factor certain of our receivables to GMAC Commercial Finance LLC, a commercial factor.  The receivables are sold to GMAC on a non-recourse basis, subject to adjustment for sales discounts, sales returns, markdown allowances, miscellaneous charges and disputes.  Upon a sale, GMAC assumes the credit and collection risk.  We do not borrow from our factor and the amount due from the factor is pledged to our revolving credit facility lenders as security for amounts outstanding under our revolving credit facility.

Contractual Cash Obligations

The following table sets forth our known contractual cash obligations for the periods specified therein.

	Payment Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Senior secured notes (1)	$138,509	$221	$	$138,288	$
Interest on senior secured notes (1)	62,242	15,570	31,115	15,557
Operating lease obligations	8,235	1,770	2,887	2,757	821
Purchase obligations	30,965	30,965
Total contractual cash obligations	$239,951	$48,526	$34,002	$156,602	$821

(1)             The payment schedule for the senior secured notes and cash interest on our senior secured notes does not reflect any reductions in principal from the repurchase offer we are required to make from 50% of our excess cash flow (as defined) in the indenture governing our senior secured notes.

This table does not reflect up to $45 million of direct borrowing availability under our senior revolving credit facility. The senior revolving credit facility matures on June 20, 2010.

Effects of Inflation

Although our purchases from foreign manufacturers are made in dollars, mitigating any foreign exchange rate risk on purchase commitments, we may be subject to higher prices charged by our manufacturers to compensate for inflation or other market forces in such countries.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing FIN 48 and its impact on the Company’s financial condition and results of operations.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The adoption of SAB 108 did not have an impact on the Company’s financial position or results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing SFAS 157 and its impact on the Company’s financial condition and results of operations.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial product market prices and rates. We are exposed to market risks, including changes in interest rates and a reduction in the value of the dollar.

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure relates primarily to our variable interest line of credit. Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility). There were no loan borrowings or repayments under the revolving credit facility during the year ended June 30, 2007.

When purchasing apparel from foreign manufacturers, we use letters of credit that require the payment in U.S. currency upon receipt of bills of lading for the products and other documentation. Prices are fixed in U.S. dollars at the time the purchase orders and/or letters of credit are issued, which mitigates the risk of a reduction in the value of the dollar.  However, purchase prices for the Company’s products may be impacted by fluctuations in the exchange rate between the U.S. dollar and the local currencies of the foreign manufacturers, which may have the effect of increasing the Company’s cost of goods in the future. Due to the number of currencies involved and the fact that not all foreign currencies react in the same manner against the U.S. dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company does not engage in hedging activities with respect to such exchange rate risk.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9.                                               CHANGES IN AND/OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.                                        CHANGES IN CONTROLS & PROCEDURES

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.             DIRECTORS AND OFFICERS OF THE REGISTRANT

MANAGEMENT

The following table sets forth certain information regarding the members of our board of directors and executive officers, as of June 30, 2007.

Name	Age	Position
Christa Michalaros	46	Chief Executive Officer and Director
Chad Spooner	35	Chief Financial Officer
Rosemary Mancino	50	President of Sales & Planning
Nichole Vowteras	50	Executive Vice President Sourcing and Production
Jason Epstein	33	Chief Information Officer, Vice President Strategic Planning
George Kollitides	37	Director
Kurt Larsen	43	Director
Ronald Frankel	70	Director
Robert Newman	63	Director

Christa Michalaros became our Chief Executive Officer and one of our directors on April 25, 2006.  From 1999 to 2005, Ms. Michalaros served as the President of the Tommy Hilfiger Womenswear Division. Before joining Tommy Hilfiger, Ms. Michalaros was at Liz Claiborne from 1981 to 1999.  At Liz Claiborne, Ms. Michalaros moved up through the sales organization in positions of increasing responsibility in their casual and career divisions.  Her last position at Liz Claiborne was the President of Liz Claiborne Casual, a nearly one billon dollar division.  All of the aforementioned companies are principally in the business of women’s apparel.

Chad Spooner has been our Chief Financial Officer since June 20, 2005 and prior to that, was part of the Cerberus operations team since 2004.  Prior to joining Cerberus, Mr. Spooner was employed by GE, from 1993 to 2004.  During his tenure at GE, Mr. Spooner held various positions in manufacturing and finance.  Mr. Spooner held assignments in sourcing, engineering and manufacturing in GE’s Manufacturing Management Program.  Subsequent to that, Mr. Spooner spent several years on GE’s Corporate Audit Staff, where he audited numerous GE industrial and financial services businesses.  He then went on to serve as a Finance Manager for GE Healthcare Europe in Paris, France.  Mr. Spooner was then promoted to GE’s Corporate Financial Planning and Analysis Group, where he covered the financial performance of numerous GE businesses.  Following that role, Mr. Spooner became the CFO for GE Energy’s Contractual Service business, a global multi-billion dollar turbine maintenance business.

Rosemary Mancino became our President of Sales & Planning on June 23, 2006.  Ms. Mancino joined Rafaella with nearly 30 years of retail/apparel experience.  Prior to joining the Rafaella, Ms. Mancino was employed as Senior Vice President Sales, Retail Planning and In Store Services for five years by Tommy Hilfiger USA.  Prior to that she was employed by Liz Claiborne for ten years, where her last position was serving as Vice President/General Manager of Sales for the Liz Claiborne casual division.  All of the aforementioned companies are principally in the business of women’s apparel.

Nichole Vowteras became our Executive Vice President Sourcing and Production on May 1, 2006.  Prior to her joining Rafaella as Vice President - Sourcing and Production, Ms. Vowteras was employed as Vice President of Manufacturing for Garfield Marks for 2 1/2 years, as Senior Vice President of Production for Guess, Inc.  for one year and with Reebok for eight years, where her last position was serving as Vice President of Worldwide Sourcing.  All of the aforementioned companies are principally in the business of women’s apparel and footwear.

Jason Epstein became our Chief Information Officer, Vice President Strategic Planning on March 19, 2007.  Mr. Epstein joined Rafaella with more than 14 years of experience in technology, management, operations and business development.  Prior to joining Rafaella, Mr. Epstein was the Chief Technology Officer & Vice President of Supply Chain Management at Elie Tahari Limited. While at Elie Tahari, he was responsible for Business Applications, Business Intelligence, and Network Operations.  Before his appointment as Chief Technology Officer at Elie Tahari, Mr. Epstein was one of the founding partners and Director of Business Development at Bind Networks Solutions, LLC as well as worked as a systems engineer at NCR (AT&T) Corporation.

George Kollitides is one of our directors.  Mr. Kollitides is a Managing Director at Cerberus.  From 2001 to 2003, Mr. Kollitides was President and Managing Director of TenX Capital Management, a special situations investor affiliated with Cerberus, where he was responsible for over $180 million of investments.  Prior to joining TenX, Mr. Kollitides actively invested in numerous private equity transactions for Catterton Partners, a middle market private equity group from 1998 to 2001.  Prior to joining Catterton, Mr. Kollitides held various positions of increasing responsibility at General Electric Capital in the Equity, Corporate Finance, and Corporate Restructuring Groups, focusing on leveraged recapitalizations, reorganizations, change of control transactions and minority equity investments from 1990 through 1997.  Mr. Kollitides sits on boards of IAP Worldwide Services, Bushmaster Firearms, Remington Firearms and LNR Holdings.

Kurt Larsen is one of our directors.  Mr. Larsen is currently a Managing Director at Cerberus.  Prior to joining Cerberus in 2003, Mr. Larsen served as the Managing Partner of Black Diamond Capital Partners, a private equity firm which he founded, and directed the investment of over $245 million of private equity capital in six companies.  Prior to founding Black Diamond Capital Partners in 1997, Mr. Larsen was a Principal at Aurora Capital Group where he worked from 1992 to 1997.  Prior to his experience at Aurora Capital Group, Mr. Larsen worked as an Associate at both WSGP Partners, a private equity firm founded by William E. Simon, and Drexel Burnham Lambert Inc. in Beverly Hills, CA.

Ronald Frankel is a member of our Board of Directors and has been employed by our predecessor since co-founding Rafaella Sportswear, Inc. in 1982.  Prior to founding our predecessor, Mr. Frankel worked as an independent sales representative selling the Booth Bay and Mr. Thompson lines of women’s wear, worked as an in-house sales representative for YSL Sportswear and managed a start-up division at Bodin Apparel, Inc, a women’s apparel company.  Mr. Frankel has held various positions in the apparel industry for over 40 years.

Robert Newman is a member of our Board of Directors and has been employed by our predecessor as Vice President-Sales since 1992.  Mr. Newman has held sales positions in the apparel industry for over 36 years.  Prior to working with our predecessor, Mr. Newman was an outside sales representative for several apparel lines, including Rafaella, from 1984 to 1992.

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which applies to all employees and officers of the Company and provides that, in the conduct of all corporate activities, integrity and ethical conduct is expected. In  addition, the Code of Business Conduct addresses and provides guidance on a number of business-specific issues, including but not limited to conflicts of interest.  You may obtain a copy of the Company’s Code of Ethics, free of charge, by submitting a request in writing to the attention of Chad Spooner, Rafaella Apparel Group, Inc., 1411 Broadway, New York, New York 10018.

Audit Committee Financial Expert

Our Board of Directors has separately designated an audit committee and the functions of a traditional audit committee are carried out by two of the members of the Board. Our Board has determined that each member of the Board is financially literate but no determination has been made as to the ability of any director to qualify as a “financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission.  However, based on their backgrounds and their understanding of the Company's business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company's financial reporting process and its relationship with its independent accountants.  Neither of our directors who serve on the Audit Committee is independent due to their affiliations with the Company.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis, or CD&A, is intended to provide information regarding the Company’s executive compensation program and practices. This CD&A covers a variety of topics, including: the Company’s compensation philosophy regarding executive compensation, the role of our Compensation Committee in setting the compensation of our executive officers, and executive compensation decisions for fiscal 2007.

Compensation Philosophy

The Company is committed to achieving long-term, sustainable growth and increasing stockholder value. The Company’s compensation program for our executive officers is designed to support these objectives and encourage strong financial performance on an annual and long-term basis by linking a portion of our executive officers’ total compensation to Company performance in the form of equity incentive compensation. The principal elements of our executive compensation structure are base salary, annual performance bonus, and long-term equity incentives.

The Company’s compensation philosophy is to set our executive officers’ compensation, including base salary, annual performance bonus, and long-term equity incentives, at levels that will attract, motivate, and retain superior executive talent in a highly competitive environment.

Role of the Compensation Committee

Our Compensation Committee sets the compensation of our executive officers, including the mix of base salary, annual performance bonus, and long-term equity incentives. Our Compensation Committee also sets the financial performance targets for our executive officers’ annual performance bonuses.

To maintain the effectiveness of our executive officer compensation program, and keep it consistent with our compensation philosophy, our Compensation Committee takes into account the Company’s growth and profitability, individual executive officer performance, the nature and scope of each executive officer’s responsibilities, and each officer’s effectiveness in supporting the Company’s long-term goals. Our Compensation Committee also considers the recommendations of our Chief Executive Officer regarding the base salary and annual performance bonus of our executive officers.

Total Compensation

In setting a total compensation target for each executive officer, we consider objective and subjective factors, such as individual and Company performance, prior equity awards, potential future earnings from equity awards, retention, and motivation.

In 2007, as set forth in more detail in the Summary Compensation Table, the total compensation of our Chief Executive Officer was $1,510,511; the total compensation of our Chief Financial Officer was $727,039; the total compensation of our Executive Vice President Sourcing and Production was $614,538; the total compensation of our President of Sales & Planning was $578,721; and the total compensation of our Chief Information Officer, Vice President Strategic Planning was $229,604. In 2007, none of our directors received compensation for their services.

Base Salary

In setting our executive officers’ base salaries we take into consideration subjective factors, such as the relative responsibilities of each executive officer and the cross-functional leadership roles and business contributions.

In 2007, we provided our Chief Executive Officer, Chief Financial Officer, Executive Vice President Sourcing and Production, President of Sales & Planning, and Chief Information Officer, Vice President Strategic Planning, with base salaries paid of $700,000, $400,000, $400,000, $353,846, and $115,385, respectively. Our executive officers have employment agreements that provide them with threshold base salary levels.  These employment agreements were entered into by each of our executive officers upon joining the Company between June 2005 and March 2007.

Annual Performance Bonus

Our practice is to make cash performance bonuses a significant component of our executive officers’ total compensation. We believe this design aligns the interests of our executive officers with the interests of our stockholders.

Our Compensation Committee approves a target bonus for each executive officer that is based on a percentage of their base salaries. In establishing these bonus targets, the Compensation Committee considers our executive officers’ potential total compensation in light of the Company’s compensation philosophy and market practices. The executive officers can earn their target bonuses based upon the Company’s achievement of pre-determined financial performance targets. Our Compensation Committee has the discretion not to award performance bonuses, even if the Company achieves its financial performance targets.  Conversely, our Compensation Committee also has the discretion to award performance bonuses, even if the Company did not achieve its financial performance targets (e.g., due to uncontrollable events or extenuating circumstances as determined by the Compensation Committee).

Our executive officers can earn from 0% to 200% of their target performance bonus based upon the Company’s achievement of pre-determined Earnings Before Interest, Taxes, Deprecation, and Amortization (“EBITDA”) targets established by the Compensation Committee.

Based upon the performance of the Company in 2007, our executive officers earned 100% of their target performance bonuses.  Our Chief Executive Officer, Chief Financial Officer, Executive Vice President Sourcing and Production, President of Sales & Planning, and Chief Information Officer, Vice President Strategic Planning received annual performance bonuses of $700,000, $300,000, $200,000, $200,000, and $57,222, respectively.  In addition, our Chief Information Officer, Vice President Strategic Planning received a signing bonus of $50,000 upon joining the Company in March 2007.

Equity Incentives

Our Equity Incentive Plan (the “Plan”) allows for various types of equity awards, including stock options and restricted stock. Awards under our Plan have been granted to attract, motivate, and retain our executive officers.  Such awards have been granted in connection with each of the executive officers employment agreements that were entered into upon joining the Company between June 2005 and March 2007.

All awards under our Plan must be approved by our Compensation Committee. Our Compensation Committee determines the type, timing, and amount of equity awards granted to each of our executive officers after considering their base salary and target performance bonus in relation to the Company’s compensation philosophy.

Awards granted under the Plan have been limited to time-based stock options.  All of the awards vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share (the June 20, 2005 redemption value of the redeemable convertible preferred stock).

Perquisites and Other Benefits

Pursuant to the Company’s 401(k) plan, the Company provides its executives the same level of matching contributions available to all eligible employees, which is equal to 100% of each executive officer’s first 3% of pre-tax contributions, subject to the provisions of the 401(k) plan and Internal Revenue Service limitations.  The Company also provides our executive officers with a medical insurance policy that reimburses our executives for certain medical expenses.  Additional information on executive officer perquisites and other benefits can be found in the footnotes to the Fiscal 2007 Summary Compensation Table in this Form 10-K.

Potential Payments upon a Termination or Change in Control

The following is a description of the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each named executive officer and a calculation of the estimated payments to such officers as a result of the occurrence of such events had they occurred on June 30, 2007, the end of the Company’s fiscal year.

Christa Michalaros

We have entered into an employment agreement with Christa Michalaros which commenced on April 25, 2006.  Under the terms of the agreement, the initial period was from April 25, 2006 through June 30, 2007; thereafter, the agreement and the employment relationship created thereunder will continue for consecutive one (1) year periods commencing on each July 1.  The agreement provides for payments to be made to Ms. Michalaros upon certain termination events.  Ms. Michalaros will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Ms. Michalaros’ employment agreement, the following payments will be made to her or her representatives if (1) she is terminated by the Company for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) her employment terminates due to her death; (3) the Company terminates her employment due to her disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Ms. Michalaros is unable to perform the essential functions of her job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the she resigns for any reason:

(a) her accrued but unpaid base salary and benefits in accordance with the agreement, if any, to the date of termination;

(b) the unpaid portion of the Bonus, if any, relating to the fiscal year prior to the fiscal year of her disability, resignation or termination by the Company for Cause;

(c) certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d) any rights she may have under the Company’s benefit plans and COBRA, and any rights she may have to indemnification pursuant to the agreement, the by-laws or certificate of incorporation of the Company, or otherwise under law, and any rights she may have under any directors and officers liability policies maintained by the Company or its affiliates.

Should Ms. Michalaros terminate her employment by making an election not to renew the term as provided in the agreement, she shall receive the payments set forth above and the bonus for the fiscal year ending at the end of the term, determined in accordance with the terms of the agreement (subject to the minimum bonus of $350,000 for the fiscal year ending June 30, 2007; however, assuming this occurred on the last day of fiscal 2007, the amount would be $700,000), payable ninety (90) days after the end of the fiscal year; provided that the Company in its sole discretion may elect, by written notice given no later than fifteen (15) days prior to the end of the term, to pay to the Executive the incremental severance payments set forth in sections (a) and (b) below in exchange for her (i) agreement to be subject to and legally bound by the non-competition and property covenants set forth in the agreement and (ii) execution and nonrevocation of a valid release agreement in a form reasonably acceptable to the Company and Ms. Michalaros.

If Ms. Michalaros is terminated by the Company without Cause, or leaves her employ for “Good Reason” as that term is defined in the agreement, or the Company elects not to renew the term, in addition to the payments upon termination specified in the previous paragraph, Ms. Michalaros will receive, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company:

(a) payment for accrued unused vacation days, payable within thirty (30) days after the date of termination;

(b) continued base salary for twelve (12) months after the date of termination, payable on the last business day of the month; and

(c) a prorated bonus equal to the bonus earned as of the date of termination based on the achievement of prorated performance measures derived from the annual business plan for the fiscal year of termination as measured on the date of termination, or, in the first year of the term, the minimum bonus of $350,000, payable in a lump sum within thirty (30) days after the date of termination.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Executive for Good Reason		Termination by the Company without Cause		Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Occurrence of a Liquidity Event

Cash Severance (base salary)	—	(1)	—	$700,000		$700,000		—		—		—
Stock Options	—	(2)	—	—	(2)	—	(2)	—	(3)	—	(3)	—	(4)

(1)   Assumes the Company would not elect to make certain discretional payments.

(2)   Non-vested options are forfeited.  Fair market value is currently calculated as below the exercise price, therefore it is assumed options would not be exercised.

(3)   Non-vested options are forfeited; vested options may be exercised by Ms. Michalaros’ representative until one year or expiration.  It is assumed options would not be exercised currently due to the issue discussed in (2) above.

(4)   While all non-vested options would have vested, fair market value is below the exercise price.

Chad Spooner

We have entered into an employment agreement with Chad J. Spooner which commenced on June 20, 2005.  Under the terms of the agreement, the initial period was from June 20, 2005 through June 20, 2006; thereafter, the agreement and the employment relationship created thereunder will continue for consecutive one (1) year periods commencing on each July 1.  The agreement provides for payments to be made to Mr. Spooner upon certain termination events.  Mr. Spooner will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Mr. Spooner’s employment agreement, the following payments will be made to him or his representatives if (1) he is terminated by the Company for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) his employment terminates due to his death; (3) the Company terminates his employment due to his disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Mr. Spooner is unable to perform the essential functions of his job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the he resigns for any reason:

(a) his accrued but unpaid base salary and benefits in accordance with the agreement, if any, to the date of termination;

(b) the unpaid portion of his bonus, if any, relating to the fiscal year prior to the fiscal year of his, disability, resignation or termination by the Company for Cause; and

(c) certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination.

If we elect not to renew Mr. Spooner’s term, he will be entitled to the benefits described in the previous paragraph along with (i) continued base salary for twelve (12) months after the date of termination, payable on the last business day of the month; and (ii) reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986 for a maximum of twelve (12) months to the extent he so elects and is eligible and subject to the terms of the plan and the law.

If we were to terminate Mr. Spooner without Cause, in addition to the payments upon termination specified in (a) through (c), above, Mr. Spooner will receive, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company:

(a) payment for accrued unused vacation days, payable within thirty (30) days after the date of termination;

(b) continued base salary for twelve (12) months after the date of termination, payable on the last business day of the month;

(c) a prorated bonus equal to the bonus earned as of the date of termination based on the achievement of prorated performance measures derived from the annual business plan for the fiscal year of termination as measured on the date of termination, payable in a lump sum within thirty (30) days after the date of termination (which would have been an amount of $300,000 on the last day of fiscal 2007); and

(d) reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986 for a maximum of twelve (12) months to the extent Mr. Spooner so elects and is eligible and subject to the terms of the plan and the law.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause		Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Occurrence of a Liquidity Event

Cash Severance (base salary)	—		—	$400,000		—		—		—
Stock Options	—	(1)	—	—	(1)	—	(2)	—	(2)	—	(3)

(1)   Non-vested options are forfeited.  Fair market value is currently calculated as below the exercise price, therefore it is assumed options would not be exercised.

(2)   Non-vested options are forfeited; vested options may be exercised by Mr. Spooner’s representative until one year or expiration.  It is assumed options would not be exercised currently due to the issue discussed in (1) above.

(3)   While all non-vested options would have vested, fair market value is below the exercise price.

Nichole Vowteras

We have entered into an employment agreement with Nichole Vowteras which commenced on May 1, 2006.  Under the terms of the agreement, the term is from May 1, 2006 until her employment is terminated by any of the methods discussed below.  Ms. Vowteras will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Ms. Vowteras’ employment agreement, the following payments will be made to her or her representatives if (1) she is terminated by the Company for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) her employment terminates due to her death; (3) the Company terminates her employment due to her disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Ms. Vowteras is unable to perform the essential functions of her job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the she resigns for any reason:

(a) her accrued but unpaid base salary, if any, to the date of termination, payable within thirty (30) days after her termination;

(b) the unpaid portion of the bonus, if any, relating to the fiscal year prior to the fiscal year of her death, disability, resignation or termination by the Company for Cause, payable in accordance with the terms of the agreement, with a minimum $50,000 bonus to be paid in the first fiscal year of her employment;

(c) certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d) any rights she may have under the Company’s benefit plans and the Consolidated Omnibus Budget Reconciliation Act.

If Ms. Vowteras is terminated by the Company without Cause, in addition to the benefits described in the previous paragraph, she will receive, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company, continued payment of her base salary for six months following the date of termination.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause		Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Occurrence of a Liquidity Event

Cash Severance (base salary)	—		—	$200,000		—		—		—
Stock Options	—	(1)	—	—	(1)	—	(2)	—	(2)	—	(3)

(1)           Non-vested options are forfeited.  Fair market value is currently calculated as below the exercise price, therefore it is assumed options would not be exercised.

(2)           Non-vested options are forfeited; vested options may be exercised by Ms. Vowteras’ representative until one year or expiration.  It is assumed options would not be exercised currently due to the issue discussed in (2) above.

(3)           While all non-vested options would have vested, fair market value is below the exercise price.

Rosemary Mancino

We have entered into an employment agreement with Rosemary Mancino which commenced on August 14, 2006.  Under the terms of the agreement, the term is from August 14, 2006 until her employment is terminated by any of the methods discussed below.  Ms. Mancino will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Ms. Mancino’s employment agreement, the following payments will be made to her or her representatives if (1) she is terminated by the Company for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) her employment terminates due to her death; (3) the Company terminates her employment due to her disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Ms. Mancino is unable to perform the essential functions of her job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the she resigns for any reason:

(a) her accrued but unpaid base salary, if any, to the date of termination, payable within thirty (30) days after her termination;

(b) the unpaid portion of the bonus, if any, relating to the fiscal year prior to the fiscal year of her death, disability, resignation or termination by the Company for Cause, payable in accordance with the terms of the agreement;

(c) certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d) any rights she may have under the Company’s benefit plans and the Consolidated Omnibus Budget Reconciliation Act.

If Ms. Mancino is terminated by the Company without Cause, in addition to the benefits described in the previous paragraph, she will receive, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company, continued payment of her base salary for six months following the date of termination.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause		Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Occurrence of a Liquidity Event

Cash Severance (base salary)	—		—	$200,000		—		—		—
Stock Options	—	(1)	—	—	(1)	—	(2)	—	(2)	—	(3)

(1)   Non-vested options are forfeited.  Fair market value is currently calculated as below the exercise price, therefore it is assumed options would not be exercised.

(2)   Non-vested options are forfeited; vested options may be exercised by Ms. Mancino’s representative until one year or expiration.  It is assumed options would not be exercised currently due to the issue discussed in (2) above.

(3)   While all non-vested options would have vested, fair market value is below the exercise price.

Jason Epstein

We have entered into an employment agreement with Jason Epstein which commenced on March 19, 2007.  Under the terms of the agreement, the term is from March 19, 2007 until his employment is terminated by any of the methods discussed below.  Mr. Epstein will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Mr. Epstein’s employment agreement, the following payments will be made to him or his representatives if (1) he is terminated by the Company for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) his employment terminates due to his death; (3) the Company terminates his employment due to his disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Mr. Epstein is unable to perform the essential functions of his job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) he resigns for any reason:

(a) his accrued but unpaid base salary, if any, to the date of termination, payable within thirty (30) days after her termination;

(b) the unpaid portion of the bonus, if any, relating to the fiscal year prior to the fiscal year of his death, disability, resignation or termination by the Company for Cause, payable in accordance with the terms of the agreement;

(c) certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d) any rights he may have under the Company’s benefit plans and the Consolidated Omnibus Budget Reconciliation Act.

If Mr. Epstein is terminated by the Company without Cause, in addition to the benefits described in the previous paragraph, he will receive, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company, continued payment of his base salary for six months following the date of termination.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause		Termination due to the Executive’s Disability		Termination upon the Executive’s Death		Occurrence of a Liquidity Event

Cash Severance (base salary)	—		—	$200,000		—		—		—
Stock Options	—	(1)	—	—	(1)	—	(2)	—	(2)	—	(3)

(1)   Non-vested options are forfeited.  Fair market value is currently calculated as below the exercise price, therefore it is assumed options would not be exercised.

(2)   Non-vested options are forfeited; vested options may be exercised by Mr. Epstein’s representative until one year or expiration.  It is assumed options would not be exercised currently due to the issue discussed in (2) above.

(3)   While all non-vested options would have vested, fair market value is below the exercise price.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee (the "Compensation Committee") presently consists of  Christa Michalaros, Kurt Larsen and Ronald Frankel.  Christa Michalaros is our Chief Executive Officer.  Neither of Mssgrs. Larsen nor Frankel are under our employ.  None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors of our Compensation Committee.

Summary Compensation Table

For the Year Ended June 30, 2007

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
Christa Michalaros	2007	700,000	700,000	0	27,141	0	0	83,370	(3)	1,510,511
Chief Executive Officer

Chad Spooner	2007	400,000	300,000	0	0	0	0	27,039	(2)	727,039
Chief Financial Officer

Nichole Vowteras	2007	400,000	200,000	0	0	0	0	14,538		614,538
Executive Vice President
Sourcing and Production

Rosemary Mancino	2007	353,846	200,000	0	0	0	0	24,875	(2)	578,721
President Sales & Planning

Jason Epstein	2007	115,385	107,222	0	0	0	0	6,997		229,604
Chief Information Officer,
Vice President Strategic Planning

Stuart Elias	2007	150,000	37,500	0	0	0	0	13,786		201,286
Secretary and Treasurer

(1) There were no stock option award forfeitures during the year ended June 30, 2007. Refer to Note 2 of the Company’s consolidated financial statements and the Company’s Critical Accounting Policies and Estimates discussion included within Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for further information on the assumptions used to fair value the stock option awards.

(2) Medical benefits paid for Mr. Spooner and Ms. Mancino were $20,439 and $18,875, respectively.

(3) Amount shown for Ms. Michalaros includes the cost of car service ($76,770).

Grants of Plan-Based Awards

For the Year Ended June 30, 2007

	Grant	Compensation Committee Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Date	Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	($/Sh)	Awards
Rosemary Mancino	8/14/2006	9/22/2006	0	0	0	0	111,111	0	0	0	5.33	214,866
Jason Epstein	5/22/2007	5/22/2007	0	0	0	0	83,334	0	0	0	5.33	139,202

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2007

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Inventive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Christa Michalaros	111,111	333,333	(1)	0	5.33	9//22/2016	0	0	0	0
Chad Spooner	125,000	125,000	(1)	0	5.33	6/20/2015	0	0	0	0
Nichole Vowteras	27,778	83,333	(1)	0	5.33	9/22/2016	0	0	0	0
Rosemary Mancino	27,778	83,333	(1)	0	5.33	9/22/2016	0	0	0	0
Jason Epstein	0	83,334	(1)	0	5.33	5/22/2017	0	0	0	0

(1) The stock option awards vest annually in increments of 25% for Ms. Michalaros, Mr. Spooner, Ms. Vowteras, Ms. Mancino, and Mr. Epstein beginning on the first anniversary of April 25, 2006, June 20, 2005, June 21, 2006, June 21, 2006, and May 22, 2007, respectively.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this annual report on Form 10-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.

The Compensation Committee's Report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this Compensation Committee's Report by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee
Christa Michalaros, Chief Executive Officer and Director
Kurt Larsen, Director
Ronald Frankel, Director

Compensation of Directors

We may, but are not obligated to, pay members of our Board of Directors, who are not our employees and are not affiliated with Cerberus, directors fees equal to $50,000 per annum plus stock options equal to  1/10 of 1% of our fully diluted common stock.

Members of our Board of Directors who are either our employees or affiliated with Cerberus receive no separate compensation for serving on the Board of Directors.  All members of our Board of Directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the Board of Directors and of committees of the Board of Directors.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our issued and outstanding common stock and convertible preferred stock, excluding any grants made under our Equity Incentive Plan, none of which have vested or will vest in the next sixty days, by:

•                  each person who is known by us to beneficially own 5% or more of our issued and outstanding common stock and convertible preferred stock;

•                  each member of our Board of Directors;

•                  each of our executive officers named under “Management—Compensation of Executive Officers;” and

•                  all members of our Board of Directors and our named executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC.  To our knowledge, except as set forth in the Stockholders’ Agreement, each holder of our equity interests listed below has sole voting and investment power as to such equity interest unless otherwise noted.

	Convertible Preferred Stock		Common Stock		Common Stock Equivalents
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Stephen Feinberg(2)(3)	7,500,000	100%	—	—	7,500,000	75.0%
RSW 2005, Inc.	—	—	2,500,000	100%	2,500,000	25.0%
Christa Michalaros(4)	—	—	111,111	4%	—	—
Chad Spooner(5)	—	—	125,000	5%	—	—
Rosemary Mancino(6)	—	—	27,778	1%	—	—
Nichole Vowteras (7)	—	—	27,778	1%	—	—
Jason Epstein(8)	—	—	—	—	—	—
George Kollitides(3)	—	—	—	—	—	—
Kurt Larsen(3)	—	—	—	—	—	—
John Kourakos	—	—	—	—	—	—
Ronald Frankel(9)	—	—	2,125,000	76.0%	—	—
Robert Newman(9)	—	—	125,000	5.0%	—	—
Asher Haddad (9)	—	—	250,000	9.0%	—	—
All members of our Board of Directors and executive officers as a group (10 persons)			2,791,667	100%	2,500,000	25.0%

(1)             The address for each of our officers and, except as otherwise specified below, each of the members of our Board of Directors is c/o Rafaella Apparel Group, Inc., 1411 Broadway, 2nd Floor, New York, New York 10018.

(2)             Acquisition Co., controlled by Cerberus, owns 100% of our convertible preferred stock, which preferred stock is convertible at its option into common stock equal to 75% of our common stock, or approximately 67.5% of our outstanding fully-diluted common stock. Stephen Feinberg exercises sole voting and investment authority over all securities of our company owned by Acquisition Co. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 100% of our convertible preferred stock and, upon conversion, would beneficially own approximately 67.5% of our common stock (after the exercise of all outstanding options granted pursuant to our Equity Incentive Plan).

(3)             The address for Stephen Feinberg, George Kollitides and Kurt Larsen is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.

(4)             Includes vested options for 111,111 shares of common stock but does not include non-vested options for 333,333 shares of common stock, all of which were granted pursuant to Ms. Michalaros' employment agreement with us.

(5)             Includes vested options for 125,000 shares of common stock but does not include non-vested options for 125,000 shares of common stock, all of which were granted pursuant to Mr. Spooner's employment agreement with us.

(6)             Includes vested options for 27,778 shares of common stock but does not include non-vested options for 83,333 shares of common stock, all of which were granted pursuant to Ms. Mancino's employment agreement with us.

(7)             Includes vested options for 27,778 shares of common stock but does not include non-vested options for 83,333 shares of common stock, all of which were granted pursuant to Ms. Vowteras' employment agreement with us.

(8)             Does not include options for 83,334 shares of common stock, which were granted pursuant to Mr. Epstein’s employment agreement with us.

(9)             All of the interests in us are held indirectly through RSW 2005, Inc.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Controlling Stockholder

In connection with the June 20, 2005 acquisition, Acquisition Co., an affiliate of Cerberus, contributed $40.0 million of equity capital to us, acquiring convertible preferred stock convertible into approximately 67.5% of our common stock on a fully-diluted basis.  See “Security Ownership of Certain Beneficial Owners and Management.”

Stockholders’ Agreement

In connection with an April 15, 2005 Securities Purchase Agreement, as amended, we entered into a Stockholders’ Agreement with Acquisition Co. and our predecessor.  This Stockholders Agreement provides that we will have a Board of Directors that will consist of seven directors, four of whom are designated by Acquisition Co., two of whom are designated by RSW 2005, Inc., which is controlled by Ronald Frankel, and one of whom is designated jointly by Acquisition Co. and RSW 2005, Inc. Our Board of Directors currently consists of six directors, four of whom were designated by Acquisition Co. and two of whom were designated by our predecessor.  We anticipate appointing an independent director in the future.  The Stockholders’ Agreement also contains certain restrictions on transfers by stockholders of their capital stock and tag-along rights, drag-along rights and a right of first refusal with respect to certain permitted transfers.

Consulting Agreement

Rafaella entered into a Consulting Agreement and General Release effective April 25, 2006 with Glenn S. Palmer (the “Consulting Agreement and General Release”), our former Chief Executive Officer.  Under the Consulting Agreement and General Release, Mr. Palmer received a bonus in respect of fiscal year 2006 in the amount of $250,000 and, payment for accrued but unused vacation days, reimbursement for the cost of group medical and dental continuation coverage and reimbursement for legal fees.  Under the Consulting Agreement and General Release, Mr. Palmer provided consulting services to the Company for the period commencing on April 25, 2006 and ending on April 25, 2007 for an aggregate consulting fee of $600,000, payable in approximately equal weekly installments.  In addition, Mr. Palmer received an option to purchase 111,111 shares of Rafaella’s common stock, par value $0.01 per share, at an exercise price of $5.33 per share, under Rafaella’s Equity Incentive Plan.  Mr. Palmer is subject to the confidentiality provisions and eighteen-month post-employment non-competition and non-solicitation covenants in his employment agreement.

Related Party Transactions Policy and Procedure

Our finance department is primarily responsible for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related party transactions and then determining, based on the facts and circumstances, whether we or a related-party has a direct or indirect material interest in our transactions.  Our audit committee does not have a written policy regarding the approval of related party transactions but will apply its review procedures to potential related-person transactions as a part of its standard operating procedures. In the course of management’s and the audit committee’s review, the following matters will be considered:

•                 the nature of the related party’s interest in the transaction;

•                 the material terms of the transaction, including, the amount involved and type of transaction;

•                 the importance of the transaction to the related party and to us;

•                 whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•                 any other matters management or the audit committee deems appropriate.

Since July 1, 2006, the beginning of the Company’s most recent fiscal year, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Director Independence

The board of directors has not made a determination as to whether each director is “independent” because all of the members of our board have either been appointed by Cerberus or RSW 2005, Inc. The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent. The Company does not believe any of its directors would be considered independent under the New York Stock Exchange’s definition of independence.

Item 14.                                              Principal Accountant Fees and Services

The following table presents fees for services rendered by PricewaterhouseCoopers LLP relating to the years ended June 30, 2007 and 2006.

	Period Ended June 30, 2007	Year Ended June 30, 2006(4)
	(in thousands)
Audit fees(1)	$365	$265
Audit-related fees(2)	152	34
Tax fees(3)	90	201
All other fees	2	—
Total	$609	$500

(1)             Fees for audit of annual financial statements.

(2)             Fees for professional services for consultations related to financial accounting and reporting standards, due diligence related to acquisitions, and the Company’s Registration Statements on Form S-4.

(3)             Fees related to professional services for tax compliance, tax advice and tax planning.

(4)    Fees for services rendered relating to the year ended June 30, 2006 have been updated to include amounts previously not disclosed.

Under the Audit Committee’s Charter, the committee has the sole authority for appointing, compensating, retaining and overseeing the work of the Company’s independent auditors. In addition, the committee has the sole authority to approve all engagement fees and terms and all permissible non-audit services to be provided by the independent auditors. Subsequent to the Company’s Registration Statement on Form S-4 filed February 9, 2007, the committee has approved each such audit and non-audit service to be provided by the Company’s independent auditors. The committee has also adopted polices and procedures for pre-approving certain services performed by the independent auditors. The committee has pre-approved the use of the independent auditors for specific types of services that fall within categories of non-audit services, including various tax services. Management of the Company reviews the nature of the professional services to be rendered by the independent auditors with the committee during each committee meeting.

PART IV

Item 15.                                              Exhibits and Financial Statement Schedules

Exhibits and Financial Statement Schedules

Exhibit No.	Description

2.1*	Securities Purchase Agreement, dated April 15, 2005, among RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc., Verrazano, Inc., Ronald Frankel and Rafaella Corporation

2.2*	Amendment No. 1 to the Securities Purchase Agreement, dated May 27, 2005

2.3*	Contribution Agreement, dated June 20, 2005, among Rafaella Sportswear, Inc. and Rafaella Apparel Group, Inc.

3.1*	Amended and Restated Certificate of Incorporation of Rafaella Apparel Group, Inc.

3.2*	Bylaws of Rafaella Corporation

3.3*	Certificate of Incorporation of Verrazano, Inc.

3.4*	Bylaws of Verrazano, Inc.

4.1*	Stockholder's Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc. and the principals set forth therein

4.2*	Indenture for the 11 1/4% Senior Secured Notes due 2011, dated June 20, 2005, among Rafaella Apparel Group, Inc., the guarantors named therein and The Bank of New York, as trustee and collateral agent

4.3*	First Supplemental Indenture, dated July 12, 2006, among Rafaella Apparel Group, Inc., the guarantors named therein and the Bank of New York, as trustee and collateral agent

4.4*	Form of 11 1/4% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Guarantee (included in Exhibit 4.2)

4.6*	Registration Rights Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Jeffries & Company, Inc. and the guarantors named therein

4.7*	Intercreditor Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association, The Bank of New York, as trustee and collateral agent

4.8*	Second Lien Security Agreement, dated June 20, 2005, in favor of The Bank of New York, among Rafaella Apparel Group, Inc., the additional grantors listed therein and The Bank of New York

10.1*	Note Purchase Agreement, dated June 13, 2005, among the Company, Jeffries & Company, Inc. and the guarantors named therein

10.2*	Escrow Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Ronald Frankel, and JPMorgan Chase Bank, N.A., as escrow agent

10.3*	Redemption Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Rafaella Sportswear, Inc. and RA Cerberus Acquisition, LLC

10.4*	Financing Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York

10.5*	Continuing Indemnity Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.6*	Pledge Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, as Agent

10.7*	Continuing Letter of Credit Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.8*	Deposit Account Control Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., The Bank of New York and HSBC Bank USA, National Association

10.9*	Trademark Collateral Security Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.10*	Factoring Agreement, dated June 20, 2005, among GMAC Commercial Finance LLC and Rafaella Apparel Group, Inc.

10.11*	Rafaella Apparel Group, Inc. Equity Incentive Plan, dated June 20, 2005

10.12*	Employment Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.13*	Amendment to the Employment Agreement, dated June 20, 2005 between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.14*	Employment Agreement, dated as of April 24, 2006, between Rafaella Apparel Group, Inc. and Christa Michalaros

10.15*	Consulting Agreement and General Release, effective as of April 25, 2006, among Rafaella Apparel Group, Inc. and Glenn S. Palmer

10.16*	Employment Agreement dated as of May 1, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.17*	Amendment to the Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.18*	Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Rosemary Mancino

10.19****	Employment Agreement, dated as of January 22, 2007, between Rafaella Apparel Group, Inc. and Jason W. Epstein

12.1**	Statement Re: computation of ratios

21.1*	List of subsidiaries of Rafaella Apparel Group, Inc.

23.3***	Consent of Schulte Roth & Zabel LLP (incorporated by reference in Exhibit 5.1)

24.1*	Power of Attorney (included on signature page of initial filing)

31.1***	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                 Previously filed as an exhibit to the Registration Statement on Form S-4 (Reg. No.: 333-138342) originally filed with the SEC on November 1, 2006.

**                          Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-4 originally filed with the SEC on February 5, 2007.

***                   Filed herewith

****            Previously filed as an exhibit to the quarterly report on Form 10-Q for the period ended March 31, 2007.

Rafaella Apparel Group, Inc. and Subsidiary
Consolidated Financial Statements

Table of Contents

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at June 30, 2007 and 2006	F-4
Consolidated Statements of Operations for the years ended June 30, 2007 and 2006, the period from July 1, 2004 to June 19, 2005, and the period from June 20, 2005 to June 30, 2005	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2007 and 2006, the period from July 1, 2004 to June 19, 2005, and the period from June 20, 2005 to June 30, 2005	F-6
Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006, the period from July 1, 2004 to June 19, 2005, and the period from June 20, 2005 to June 30, 2005	F-7
Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rafaella Apparel Group, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Rafaella Apparel Group, Inc. and its subsidiary (the “Successor Company”) at June 30, 2007 and 2006, and the results of their operations and their cash flows for the fiscal years then ended and for the period from June 20, 2005 to June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 1 to the consolidated financial statements, the Successor Company acquired controlling ownership of the predecessor in a purchase transaction as of June 20, 2005.

/s/ PricewaterhouseCoopers LLP
New York, New York
September 24, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rafaella Apparel Group, Inc:

In our opinion, the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Rafaella Sportswear, Inc. and its subsidiary (the “Predecessor Company”) for the period from July 1, 2004 to June 19, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As explained in Note 1 to the consolidated financial statements, the Successor Company acquired controlling ownership of the Predecessor Company in a purchase transaction as of June 20, 2005.

/s/ PricewaterhouseCoopers LLP
New York, New York
October 28, 2005, except for Note 17,
for which the date is October 27, 2006

Rafaella Apparel Group, Inc. and Subsidiary
Consolidated Balance Sheets
(In thousands, except number of shares)

	June 30, 2007	June 30, 2006
	(Successor)
Assets
Current assets:
Cash and cash equivalents	$11,390	$27,273
Receivables, net	20,785	22,510
Inventories	44,375	47,054
Deferred income taxes	3,510	4,040
Other current assets	2,186	2,140
Total current assets	82,246	103,017
Equipment and leasehold improvements, net	284	115
Intangible assets, net	104,154	109,094
Deferred financing costs, net	7,079	10,928
Other assets	41	41
Total assets	$193,804	$223,195

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,886	$16,922
Accrued expenses and other current liabilities	3,628	2,757
Current portion of senior secured notes	234	17,265
Total current liabilities	17,748	36,944
Senior secured notes	133,144	147,157
Deferred income taxes	9,750	12,644
Deferred rent	320	129
Total liabilities	160,962	196,874
Commitments and contingencies
Redeemable convertible preferred stock—$.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized; 7,500,000 shares issued and outstanding	48,110	44,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 shares authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	241
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings	10,488	8,208
Total stockholders’ equity (deficit)	(15,268)	(17,789)
Total liabilities and stockholders’ equity (deficit)	$193,804	$223,195

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiary

Consolidated Statements of Operations

(In thousands)

	Year Ended June 30, 2007	Year Ended June 30, 2006	For the Period from June 20, 2005 through June 30, 2005	For the Period from July 1, 2004 through June 19, 2005
	(Successor)			(Predecessor)
Net sales	$191,284	$222,187	$4,215	$225,558
Cost of sales	127,170	148,555	3,074	138,883
Gross profit	64,114	73,632	1,141	86,675
Selling, general and administrative expenses	30,951	29,938	971	17,509
Operating income	33,163	43,694	170	69,166
Other expenses:
Interest expense, net	23,884	22,631	664	1,079
Other income				(47)
	23,884	22,631	664	1,032
Income (loss) before provision for (benefit from) income taxes	9,279	21,063	(494)	68,134
Provision for (benefit from) income taxes	2,999	8,463	(212)	2,249
Net income (loss)	6,280	12,600	(282)	65,885
Dividends accrued on redeemable convertible preferred stock	4,000	4,000	110
Net income (loss) available to common stockholders	$2,280	$8,600	$(392)	$65,885

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

	Common Stock		Additional Paid in	Deemed Dividend, in excess of predecessor	Retained Earnings (Accumulated
	Shares	Amount	Capital	basis	Deficit)	Total
(Predecessor)
Balance at June 30, 2004	33.3	$50	$	$	$30,533	$30,583
Net income for the period from July 1, 2004 through June 19, 2005					65,885	65,885
Stockholder distributions					(73,834)	(73,834)
Balance at June 19, 2005	33.3	$50	$	$	$22,584	$22,634

(Successor)
Issuance of common stock at carryover basis of Continuing Stockholders	2,500,000	$25	$	$7,728	$	$7,753
Deemed dividend to Continuing Stockholders				(33,750)		(33,750)
Net loss for the period from June 20, 2005 through June 30, 2005					(282)	(282)
Accretion of preferred stock to redemption value					(110)	(110)
Balance at June 30, 2005	2,500,000	25		(26,022)	(392)	(26,389)
Net income					12,600	12,600
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Balance at June 30, 2006	2,500,000	25		(26,022)	8,208	(17,789)
Net income					6,280	6,280
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			241			241
Balance at June 30, 2007	2,500,000	$25	$241	$(26,022)	$10,488	$(15,268)

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30, 2007	Year Ended June 30, 2006	For the Period from June 20, 2005 through June 30, 2005	For the Period from July 1, 2004 through June 19, 2005
	(Successor)			(Predecessor)
Cash flows provided by operating activities:
Net income (loss)	$6,280	$12,600	$(282)	$65,885
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred finance charges	3,849	2,087
Accretion of original issue discount	772	983	39
Depreciation and amortization	4,985	5,453	71	125
Stock-based compensation expense	241
Deferred income taxes	(2,364)	8,026	(212)
Deferred rent	191	129		306
Changes in operating assets and liabilities:
Accounts receivable	1,725	670	11,555	(15,648)
Inventories	2,679	5,066	(2,241)	7,036
Other current assets	(46)	(1,930)	857	(818)
Accounts payable	(2,440)	2,404	(3,155)	(5,259)
Accrued expenses and other current liabilities	871	1,277	1,107	(426)
Net cash provided by operating activities	16,743	36,765	7,739	51,201
Cash flows used in investing activities:
Purchase of business, net of cash acquired		(188)	(175,045)
Purchase of equipment and leasehold improvements	(214)	(95)		(5)
Net cash used in investing activities	(214)	(283)	(175,045)	(5)
Cash flows (used in) provided by financing activities:
Net borrowings (repayments) on short-term borrowings		(9,261)	(22,983)	24,468
Issuance of senior secured notes			163,400
Deferred financing costs			(13,059)
Issuance of redeemable convertible preferred stock			40,000
Repurchase of senior secured notes	(31,816)
Decrease in book overdraft	(596)
Stockholder distributions				(73,834)
Net cash (used in) provided by financing activities	(32,412)	(9,261)	167,358	(49,366)
Net (decrease) increase in cash and cash equivalents	(15,883)	27,221	52	1,830
Cash and cash equivalents, beginning of period	27,273	52		28
Cash and cash equivalents, end of period	$11,390	$27,273	$52	$1,858
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,104	$19,293	$44	$567
Income taxes	7,326	2,511		2,688
Supplemental disclosures of non-cash investing and financing activities:
Acquisition (Note 1)
Fair value of assets acquired, including cash of $1,858		$188	$250,421
Liabilities assumed			(65,765)
Continuing stockholders interest (carryover basis)			(7,753)
Cash paid		$188	$176,903

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc.
Notes to Consolidated Financial Statements

1.  Description of Business and Acquisition

Rafaella Apparel Group, Inc. (“Rafaella Apparel Group” or the “Successor”) is a Delaware corporation formed to effect the acquisition of Rafaella Sportswear, Inc. (the “Predecessor”) by RA Cerberus Acquisition, LLC. On June 20, 2005, pursuant to a Securities Purchase Agreement dated April 15, 2005, as amended, Rafaella Apparel Group issued redeemable convertible preferred stock (the “Preferred Stock”) to RA Cerberus Acquisition, LLC for $40,000,000. Immediately prior to the issuance of the Preferred Stock, the Predecessor contributed substantially all of its assets to Rafaella Apparel Group in exchange for 100% of its common stock (10,000,000 shares) and the assumption of certain liabilities related to the contributed assets. Immediately following the issuance of the Preferred Stock, Rafaella Apparel Group issued $172,000,000 Senior Secured Notes at 95% of face value, resulting in proceeds of $163,400,000 (see Note 8). In addition, Rafaella Apparel Group entered into a $62,500,000 revolving credit facility of which $17,654,982 was borrowed at closing.

The proceeds from the Preferred Stock, Senior Secured Notes and revolving credit borrowings were used to redeem 7,500,000 shares of common stock for $175,000,000, pay buyers transaction costs of $1,810,407, retire short term borrowings of $32,287,356 and pay debt issuance costs of $11,957,219, of which costs, $763,637 was paid to RA Cerberus Acquisition, LLC.

The Preferred Stock entitles its holder to vote with the common stockholders as a single voting class and the Preferred Stock is convertible, at the option of the holder, into 7,500,000 shares of common stock, representing a 75% ownership interest of Rafaella Apparel Group. The stockholders of the Predecessor (“Continuing Stockholders”) retained a 25% interest in the Successor through the Predecessor’s ownership of the common stock.

The above transaction was accounted for as a purchase of the Predecessor’s business in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and the Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Buyout Transactions” (“EITF 88-16”). In accordance with EITF 88-16, the portion of the Continuing Stockholders’ basis in the Predecessor represented by their 25% residual interest in the Successor (carryover basis) has been assigned to the assets and liabilities acquired. The remainder of the investment in the assets and liabilities acquired (the 75% acquired by RA Cerberus Acquisition, LLC) was recorded at fair value. As a result, the assets and liabilities were assigned new values, which are part carryover basis and part fair value basis. The Continuing Stockholders’ residual interest in the Successor applied to the incremental debt resulting from the acquisition is accounted for as a deemed dividend and recognized as a reduction of stockholders’ equity (deficit).

The following table summarizes the consideration related to the acquisition:

(in thousands)
Cash costs, including accrued transaction fees of $93	$177,091
Common stock held by Continuing Stockholders at carryover basis	7,753
Deemed dividend to Continuing Stockholders	(33,750)
Total purchase price	$151,094

The total purchase price of $151,094,000, including an additional purchase price adjustment of $188,000 determined in 2006, was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, after taking into consideration the carry over basis discussed above. These allocations were initially determined using management estimates and consideration of a preliminary valuation report with respect to the intangible assets acquired. Management’s consideration of a final valuation report resulted in an increase in the allocation of the purchase price to the fair value of customer relationships ($34,805,000) and non-compete agreements ($3,067,000) and a decrease in deferred taxes ($945,000) and the purchase price assigned to the fair value of the trademark and trade name ($36,927,000).

The following table summarizes the estimated values of the assets acquired and liabilities assumed on June 20, 2005 (in thousands):

Cash	$1,858
Receivables	34,735
Inventories	49,879
Other current assets	1,068
Equipment and leasehold improvements	100
Other assets	41
Trademark and trade name	67,901
Customer relationships	43,525
Non-compete agreements	3,067
Deferred taxes, net	(789)
Assumed liabilities	(50,291)
$151,094

The fair value assigned to inventories exceeded its historical cost by $11,198,000, of which $945,000, $9,392,000 and $861,000 relating to inventory sold was charged to cost of sales for the years ended June 30, 2007 and 2006, and for the period from June 20, 2005 to June 30, 2005, respectively.

Rafaella Apparel Group, together with the Predecessor for all periods presented prior to June 20, 2005, is hereinafter referred to as the “Company.” As a result of the acquisition, the financial statements including and after June 20, 2005 are not comparable to those prior to that date.

The Company is a designer, manufacturer (using independent contractors) and marketer of a full line of women’s career and casual sportswear separates under the Rafaella brand. The Company’s products are sold to department and specialty stores and off-price retailers located throughout the United States of America.

2.  Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Verrazano, Inc., which was incorporated on January 23, 2004, and commenced operations shortly thereafter. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates by their nature are based on judgments and available information. Therefore, actual results could differ materially from those estimates under different assumptions and conditions. The most significant assumptions and estimates involved in preparing the financial statements include, among other things, income taxes, allowances for sales returns, discounts and customer markdowns, lower of cost or market estimates related to inventory and the estimated useful lives of intangible assets.

Cash and cash equivalents

Cash and cash equivalents include overnight deposits with banks, which are unrestricted as to withdrawal or use, and have an original maturity of three months or less. Interest income, included within interest expense, net, that was earned on the Company’s cash and cash equivalents amounted to $1,079,000 and $315,000 for the years ended June 30, 2007 and 2006,  respectively. Interest income was not significant for the periods from July 1, 2004 through June 19, 2005 and June 20, 2005 through June 30, 2005.

Receivables

The Company assigns and sells certain of its accounts receivable pursuant to an agreement with a large commercial financial institution (the “factor”) whereby the factor pays the Company after the factor receives payment from the Company’s customer. The factor will assume credit risk on all assigned accounts receivable for which it has provided written credit approval. If the receivable becomes greater than 60 days past due, the full amount of the receivable is payable by the factor, except for accounts receivable due from department and chain stores, which are due on the earlier of receipt of payment from the customer or 20 days after the customer becomes bankrupt or insolvent. An allowance for sales discounts, returns, allowable customer markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables. Certain of these provisions result from seasonal negotiations with customers, as well as historic deduction trends and the evaluation of current market conditions. The Company also grants credit directly to certain customers in the normal course of business without participation by the factor. An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions. The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the FIFO (First-in, First-out) method. Cost includes amounts paid to the product manufacturer, plus duty, quota, freight and buying commissions.

Long-lived assets

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. The Company capitalizes improvements to the extent they increase the economic life of the asset. Furniture, fixtures, and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets. Depreciation and amortization expense is included in selling, general and administrative expenses. Expenditures for maintenance and repairs are expensed in the period incurred.

Intangible assets consist of the trademark and trade name, and customer relationships of the Predecessor, and non-compete agreements with officers of the Predecessor, acquired on June 20, 2005. Customer relationships are amortized using an accelerated method over their estimated useful lives of 15 years. Non-compete agreements are amortized using the straight-line method over their estimated useful lives of 2 and 10 years. Owned trademarks have been determined to have indefinite lives and are not subject to amortization.

The Company’s policy is to evaluate depreciable and amortizable assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from the undiscounted cash flows expected from the use of the asset. Any impairment loss would be measured as the excess of carrying amount over the fair value of the asset, determined on the basis of discounted cash flows from the expected use of the asset.

The trademark and trade name, which have been determined to be indefinite lived assets, are tested for impairment at least annually or when changes in circumstances indicate that their carrying amount may not be recoverable, by comparing the carrying amount of the assets to their fair values based on an income approach using the relief-from-royalty method. This method assumes that, in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of these assets. This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates for intellectual property, discount rates and other variables. The Company bases its fair value estimates on assumptions it believes are reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. If the estimated fair value of the assets is less than their carrying amount, an impairment loss is recognized equal to such difference.

Deferred financing costs

Costs associated with obtaining long-term financing are deferred and amortized, under the effective interest method, over the terms of the related debt. Amortization of these costs is included in interest expense.

Revenue recognition

Sales are recognized when merchandise is shipped and title and risk of loss are transferred to customers. Revenue is recorded net of estimated discounts, returns and allowances. Discounts are based on trade terms. Returns and allowances require pre-approval from management. On a seasonal basis, the Company negotiates price allowances with its customers as sales incentives or for the cost of certain promotions. These allowances are estimated based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance.

Cost of sales

Cost of sales includes expenses to acquire and produce goods for sale, including product costs, freight-in, import costs, third party inspection activity, buying agent commissions, and provisions for shrinkage, excess and obsolete inventory. Warehousing activities, including receiving, storing, picking, packing and general warehousing charges, are included in selling, general and administrative expenses.

Advertising

The Company records advertising expense as incurred. Cooperative advertising expenses without specific performance guidelines are reflected as a reduction of net sales and for the years ended June 30, 2007 and 2006, and for the periods from July 1, 2004 through June 19, 2005 and June 20, 2005 through June 30, 2005 were approximately $1,478,000, $1,393,000, $831,000 and $35,000, respectively. The Company had no advertising other than cooperative advertising during the periods presented.

Shipping and handling costs

The Company includes shipping and handling costs associated with inbound freight in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and for the years ended June 30, 2007 and 2006, and for the periods from July 1, 2004 through June 19, 2005 and June 20, 2005 through June 30, 2005 amounted to approximately $470,000, $573,000, $751,000 and $15,000, respectively.

Stock-based compensation

The Rafaella Apparel Group, Inc. Equity Incentive Plan (the “Plan”) provides for the issuance of stock option and restricted stock-based compensation awards to senior management, other key employees, and consultants to the Company. The Company has reserved 1,111,111 shares of common stock for issuance pursuant to the terms of the Plan. While the terms of individual awards may vary, employee stock options granted to-date vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share.

Under the Plan, unvested awards become immediately vested upon the occurrence of a Liquidity Event. A Liquidity Event, as defined in the Plan, is (i) a change in control, (ii) the sale, transfer or other disposition of all or substantially all of the business and assets, (iii) the consummation of an initial public offering, or (iv) the dissolution or liquidation of the Company. Common stock acquired through the exercise of stock option grants or vesting of restricted stock issued under the Plan may not be sold, disposed of or otherwise transferred by a participant of the Plan prior to a Liquidity Event without the consent of Cerberus Capital Management, L.P. (“Cerberus”), shareholder of the Company.

Under the Plan, prior to a Liquidity Event, the Company has the right, but not the obligation, to purchase from a participant and to cause the participant to sell to the Company, common stock acquired through the exercise of stock option grants or vesting of restricted stock issued following the participant’s (i) death, (ii) termination of employment with the Company as a result of disability, (iii) termination of employment by the Company without cause, (iv) termination of employment by the Company for cause, or (v) termination of employment with the Company for any other reason. The purchase price for shares under clauses (i), (ii), or (iii) above is the greater of (a) the purchase price paid for such shares by the participant and (b) the fair market value of such shares. The purchase price for shares under clauses (iv) and (v) above is the lesser of (a) the purchase price, if any, paid for such shares by the participant, or if no price was paid, one dollar ($1.00) and (b) 50% of the fair market value of such shares. If at any time after an initial public offering, a participant’s employment or relationship is terminated for cause, the Company has the right, but not the obligation, to purchase from the participant and to cause the participant to sell to the Company, all common stock acquired through the exercise of stock option grants or vesting of restricted stock issued for the same purchase price as that of clauses (iv) and (v) above. In the event that the Company does not exercise its repurchase rights above, Cerberus may also elect to repurchase the shares under the same terms and conditions.

Effective July 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R is supplemented by the SEC Staff’s views regarding the interaction between SFAS 123R and certain SEC rules and regulations including the valuation of share-based payment arrangements. The Company has followed the prospective method of transition; accordingly, prior periods have not been retroactively adjusted. Prior to adopting SFAS 123R, the Company applied the recognition and measurement principles of SFAS 123 using the minimum value method. Accordingly, the Company will continue to amortize compensation costs under the minimum value method for stock options accounted for prior to the effective date of SFAS 123R. There was no effect from the change of applying the original provisions of SFAS 123 to the Company’s results of operations and cash flows for the year ended June 30, 2007, as a result of the Company’s adoption of SFAS 123R, effective July 1, 2006.

Under SFAS 123R, the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard. The Company has continued to use the Black-Scholes model, the option-pricing model used under SFAS 123 and permissible under SFAS 123R, which requires the input of subjective assumptions. These assumptions include estimating the length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term. Under SFAS 123, the Company accounted for employee stock option awards using the minimum value method, which excludes volatility in determining the fair value of a stock option under the Black-Scholes option-pricing model. However, for stock option awards granted to a consultant, pursuant to an agreement entered into in April 2006, the Company used volatility assumptions based on the average volatilities of other public entities determined to be similar to the Company. The Company, in determining those entities, considered characteristics such as industry, stage of life cycle, size, and financial leverage. As a result of the Company’ adoption of SFAS 123R, the Company is no longer permitted to use the minimum value method. Effective July 1, 2006, the Company utilizes the Black-Scholes option-pricing model with volatility assumptions developed similarly to those used to value the stock options granted to the consultant. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statement of operations.

At June 30, 2006, 916,666 stock options were outstanding pursuant to formal stock option grants or committed pursuant to contractual obligations of the Company. During October 2006, the Company formally granted 777,777 stock options, which included 666,666 stock options the Company was committed to issue pursuant to contractual obligations at June 30, 2006 and an additional 111,111 stock options pursuant to an employment agreement for which service commenced in August 2006. Other than the August 2006 stock option award and a grant of 83,334 stock options in May 2007, there were no other stock option grants, exercises or forfeitures during the year ended June 30, 2007. Accordingly, at June 30, 2007, options to purchase a total of 1,111,111 shares of common stock of the Company at $5.33 per share were outstanding. At June 30, 2007, 402,778 options were vested and exercisable. Of the outstanding and unvested options, 250,000 vest within the next year and 458,333 vest over a three year period. The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 9.0 years.

Each of the individuals who were formally granted stock option awards during October 2006 entered into contractual agreements with the Company, which included stock option grants under the provisions of the Company’s Plan. As a mutual understanding of the terms of the awards existed and there was no performance criteria necessary to receive the grants other than to enter into such contractual agreements with the Company, grant dates were determined based upon the effective date of each of the respective agreements. Accordingly, except for the August 2006 and May 2007 stock option awards, the Company has accounted for each of the stock option awards granted during the year ended June 30, 2006 in accordance with SFAS 123. The August 2006 and May 2007 stock option awards were accounted for as grants during the year ended June 30, 2007 under SFAS 123R. As of June 30, 2007, common stock that could be acquired through the exercise of 555,556 stock options are subject to the call right provisions described above. Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event. Accordingly, stock-based compensation expense will not be recognized unit it is probable that a Liquidity Event will occur. As of June 30, 2007, it was not probable that a Liquidity Event will occur. Unrecognized compensation costs related to these options approximated $379,000 at June 30, 2007.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions described above, of approximately $241,000 during the year ended June 30, 2007. As of June 30, 2007, there was an additional $66,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 2.8 years.

The following assumptions were used to estimate the fair value of the stock options granted under the Black-Scholes option-pricing model under SFAS 123 and SFAS 123R:

	SFAS 123	SFAS 123R
Dividend yield	0%	0%
Expected volatility	0.0% (employee),	Range of 40% to 50%
	50% (non-employee)
Risk-free interest rate	Range of 3.86% to 4.82%	Range of 4.76% to 4.92%
Expected life	5 Years	4 - 5 Years
Weighted average fair value of options granted	$0.36	$1.82

Income taxes

Deferred taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as measured by enacted tax rates in effect in periods when the deferred tax assets and liabilities are expected to be settled or realized. A valuation allowance is provided on deferred tax assets when it is more likely than not that such deferred tax asset will not be realized.

The Predecessor, with the consent of its stockholders, elected to be taxed as an S corporation under the Internal Revenue Code, as well as for state purposes, which provides that, in lieu of corporate income taxes, the stockholders are taxed on their proportionate share of the Predecessor’s taxable income. Therefore, for all periods prior to June 20, 2005, no provision or liability for federal income taxes is reflected in these financial statements; however, a provision has been made for certain state and local income taxes. Rafaella Apparel Group is a C corporation responsible for federal, state and local income taxes. Accordingly, a provision for federal, state and local income taxes is reflected in the results of operations for the period from June 20, 2005 through June 30, 2005 and for the years ended June 30, 2007 and 2006.

Recent accounting pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing FIN 48 and its impact on the Company’s financial condition and results of operations.

On September 13, 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The adoption of SAB 108 did not have an impact on the Company’s financial position or results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently analyzing SFAS 157 and its impact on the Company’s financial condition and results of operations.

3.  Receivables

Receivables consist of (in thousands):

	June 30, 2007	June 30, 2006
	(Successor)
Due from factor	$14,562	$16,891
Trade receivables	13,141	13,226
	27,703	30,117
Less: Allowances for sales returns, discounts, and credits	6,918	7,607
	$20,785	$22,510

For the years ended June 30, 2007 and 2006, the provision for sales, returns, discounts and credits charged to earnings was $35,141,000 and $32,985,000, respectively, and decreased by authorized deductions taken by customers of $35,830,000 and $25,378,000, respectively. For the period from July 1, 2004 through June 19, 2005, the provision for sales returns, discounts and credits charged to earnings was $27,514,000 and decreased by authorized deductions taken by customers of $25,800,000. Such allowances were not significant for the period from June 20, 2005 through June 30, 2005.

4.  Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2007	June 30, 2006
	(Successor)
Piece goods (held by contractors)	$9,139	$4,877
Finished goods:
In warehouse	27,936	21,918
In transit	7,300	20,259
	$44,375	$47,054

5.  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30, 2007	June 30, 2006
	(Successor)
Furniture, fixtures and equipment	$327	$195
Leasehold improvements	82
	409	195
Less: Accumulated depreciation and amortization	(125)	(80)
	$284	$115

Depreciation and amortization expense of equipment and leasehold improvements for the years ended June 30, 2007 and 2006, and the periods from July 1, 2004 through June 19, 2005 and June 20, 2005 through June 30, 2005 were approximately $45,000, $77,000, $125,000 and $3,000, respectively.

6.  Intangible Assets

Intangible assets resulting from the acquisition, consist of the following as of June 30, 2007 and 2006, as adjusted in 2006 based on consideration of a final valuation report, as described in Note 1 (in thousands):

	Estimated Lives	2007	2006
Customer relationships	15 years	$43,525	$43,525
Less: Accumulated amortization		(9,326)	(4,889)
		34,199	38,636

Non-compete agreements	2, 10 years	3,067	3,067
Less: Accumulated amortization		(1,013)	(510)
		2,054	2,557

Trademark and trade name	Indefinite life	67,901	67,901
Total intangible assets		$104,154	$109,094

The Company’s indefinite-lived intangible assets consist of the Rafaella trademark and trade name, as the Company believes these assets will contribute to cash flows indefinitely. These assets have been in existence since the Company’s inception 25 years ago, and there is no foreseeable limit on the period of time over which they are expected to contribute to cash flows. The amortization expense related to intangible assets for the years ended June 30, 2007 and 2006, and the period from June 20, 2005 through June 30, 2005 was approximately $4,940,000, and $5,376,000 and $23,000, respectively.

Estimated amortization expense for the next five years is as follows:

(in thousands)
2008	$4,335
2009	4,209
2010	3,934
2011	3,661
2012	3,401

7.  Short-term Borrowings

Effective June 20, 2005, the Company entered into a revolving credit facility with HSBC Bank USA, National Association (“HSBC”). The credit facility provides the Company with a revolving line of credit, which can be used for loans and letters of credit of up to $62,500,000, with a sublimit for loans of $45,000,000. Under the credit facility, the aggregate credit available to the Company is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by HSBC. Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility). The credit facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At June 30, 2007, there were no loans and $18.1 million of letters of credit outstanding under the credit facility. The Company had credit availability of approximately $19.8 million.

Pursuant to the credit agreement, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the revolving credit facility. Under the Company’s factoring agreement, the Company directs its customers to remit payments on accounts receivable to GMAC, its factor. At the request of HSBC, the Company has directed GMAC to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the revolving credit facility. The factoring agreement can be terminated by the Company or the factor at anytime, with sixty days notice, at which point all proceeds from receivables shall be deposited, as directed by HSBC, for the payment of outstanding borrowings. Payments from customers in connection with these arrangements are reflected in operating cash flows as collections of receivables. Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows used in financing activities in the statement of cash flows.

There were no loan borrowings or repayments under the revolving credit facility during the year ended June 30, 2007. Total loan borrowings and repayments under the revolving credit facility amounted to $64,891,000 and $74,152,000, respectively, in 2006, $173,660,000 and $149,192,000, respectively, in the period from July 1, 2004 through June 19, 2005, and $20,464,000 and $43,447,000, respectively, for the period from June 20, 2005 through June 30, 2005.

The credit facility is collateralized by substantially all the assets of the Company and expires on June 20, 2010. The credit agreement contains various covenants that, among others, require the Company to maintain a minimum level of working capital that escalates each year over the term of the facility ($40,000,000 as of June 30, 2007), report net income in quarterly periods subsequent to June 30, 2005 and places limitations on dividends and repurchases of capital stock, investments, asset sales and incurrence of additional indebtedness. The Company amended the net income covenant during the year ended June 30, 2007 to require net income on a rolling six-month period for the periods ended September 30, December 31, March 31, and June 30. A default on the senior secured notes will trigger a default under the revolving credit facility. As of June 30, 2007, the Company was in compliance with the financial covenants included in the credit facility.

Prior to June 20, 2005, the Predecessor had a $62,500,000 working capital line of credit with two banks that was used for loans and letters of credit. Interest was charged at 1% below the prime rate or 1.75% above LIBOR, at the Company’s option. The line of credit was collateralized by substantially all of the Company’s assets. The line of credit was terminated in connection with the acquisition described in Note 1.

8.  Senior Secured Notes

In connection with the acquisition described in Note 1, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000. The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes. Senior secured notes principal amount outstanding at June 30, 2007 and 2006 is $138,509,000 and $172,000,000, respectively. At June 30, 2007 and 2006, the unamortized original issue discount is $5,131,000 and $7,577,000, respectively. The notes bear cash interest at 11.25%. After giving effect to the original issue discount and costs associated with the transaction, the notes have an effective interest rate of approximately 13.7%. The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005. The notes are collateralized by a second priority lien on substantially all of the assets of the Company. The notes are subordinated to amounts outstanding under the revolving credit facility.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, we must make an offer to repurchase all or a portion of the senior secured notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year. In connection with the fiscal year ended June 30, 2006, we repurchased $17,429,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $18.4 million on November 8, 2006. The Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 8, 2006 excess cash flow repurchase.

We repurchased $16,062,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $16.3 million on June 29, 2007. The Company wrote-off $1.4 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the June 29, 2007 senior secured note repurchase.

We currently estimate that the annual excess cash flow payment with respect to the fiscal year ended June 30, 2007, payable on or before November 6, 2007, will be approximately $234,000, and have classified this amount in the current portion of senior secured notes in the consolidated balance sheet as of June 30, 2007.

9.  Redeemable Convertible Preferred Stock

On June 20, 2005, the Company issued 7,500,000 shares of redeemable convertible preferred stock (the “Preferred Stock”) for $40,000,000. The holders of the Preferred Stock vote with the common stockholders as a single voting class, have certain veto rights and the right to designate the majority of the members of the board of directors. The holders of the Preferred Stock are not entitled to dividends, unless a dividend is declared with respect to the common stockholders.

The Preferred Stock is redeemable at the option of the holder upon the earlier of (i) a change in control of the Company, as defined in the certificate of incorporation, (ii) June 20, 2010, if no principal amounts of the senior secured notes are outstanding, and (iii) December 20, 2011, if principal amounts of the senior secured notes are outstanding. The Preferred Stock is redeemable at its original purchase price, plus a return of 10% per annum, which is being accreted through a charge to retained earnings. Since the redemption of the Preferred Stock is outside the control of the Company, it is classified outside of stockholders’ equity (deficit) on the consolidated balance sheets. For the years ended June 30, 2007 and 2006, and for the period from June 20, 2005 through June 30, 2005, the Company accreted $4,000,000, $4,000,000, and $110,000, respectively, towards the Preferred Stock.

The Preferred Stock is convertible into common stock on a one for one basis. Such conversion ratio is subject to adjustment in the event of additional issuances of common stock at prices less than the original conversion price.

10.  Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousand):

	Year Ended June 30, 2007	Year Ended June 30, 2006	Period from June 20, 2005 through June 19, 2005	Period from July 1, 2004 through June 19, 2005
	(Successor)			(Predecessor)
Current:
Federal	$5,106	$181	$	$
State and local	257	255		2,249
	5,363	436		2,249
Deferred:
Federal	(1,939)	7,113	(151)
State and local	(425)	914	(61)
	(2,364)	8,027	(212)
	$2,999	$8,463	$(212)	$2,249

The effective income tax rate differs from the statutory income tax rate as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006	For the Period from June 20, 2005 through June 19, 2005	For the Period from July 1, 2004 through June 19, 2005
	(Successor)			(Predecessor)
Statutory federal income tax rate	34.0%	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit for Successor	(1.7)	5.2	8.0	3.3
Federal income taxes not applicable due to S Corporation status of Predecessor				(35.0)
Effective tax rate	32.3%	40.2%	43.0%	3.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. As discussed in Note 1, the Company recorded an additional $945,000 during the year ended June 30, 2006 in deferred tax assets, as a result of the final purchase price allocation.

The components of deferred taxes as of June 30, 2007 and 2006, relating primarily to temporary differences arising as a result of the acquisition, are as follows (in thousands):

	June 30, 2007	June 30, 2006
	(Successor)
Deferred tax assets:
Accounts receivable	$	$8
Inventories	2,561	2,941
Accrued expenses and other liabilities	1,093	558
Depreciation		16
Deferred financing costs and other assets	427	229
Net operating loss carryforward		352
Alternative minimum tax credits		181
Stock-based compensation	93
Total deferred tax assets	4,174	4,285
Deferred tax liabilities:
Intangible assets	(10,372)	(12,889)
Accounts receivable	(21)
Depreciation	(21)
Total deferred tax liabilities	(10,414)	(12,889)
Net deferred taxes	$(6,240)	$(8,604)

The Company had a federal net operating loss carryforward of approximately $101,000 as of June 30, 2006, which expires in 2025. Additionally, the Company had approximately $6,233,000 of state net operating loss carryforwards, which expire between 2012 and 2025. During the years ended June 30, 2007 and 2006, the Company used $101,000 and $9,037,000 of federal net operating loss carryforwards, respectively. State net operating loss carryforwards of $6,233,000 were used during the year ended June 30, 2007. As of June 30, 2007, there were no operating loss carryforwards.

11.  Concentration of Credit Risk and Major Customers

The Company maintains its cash accounts in one commercial bank located in New York. The cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank.

Receivables arise in the normal course of business. Management minimizes its credit risk with respect to trade receivables sold to its factor. For trade receivables not factored, management monitors the creditworthiness of such customers and reviews the outstanding receivables at period end, as well as uncollected account experience and establishes an allowance for doubtful accounts as deemed necessary. Such allowances were not significant for the periods presented.

For the year ended June 30, 2007, sales to three customers approximated $41.2 million, $40.8 million, and $21.8 million of the Company’s consolidated net sales. For the year ended June 30, 2006, sales to three customers approximated $69.2 million, $38.5 million, and $29.9 million of the Company’s consolidated net sales. For the period from July 1, 2004 through June 19, 2005, sales to three customers approximated $67.9 million, $26.4 million, and $26.0 million of the Company’s consolidated net sales. For the period from June 20, 2005 through June 30, 2005, sales to three customers approximated $1.7 million, $0.9 million, and $0.5 million of the Company’s consolidated net sales. Accounts receivable, net of allowances, from four customers approximated $3.6 million, $2.9 million, $2.8 million, and $2.3 million at June 30, 2007. Accounts receivable, net of allowances, from three customers approximated $5.3 million, $4.4 million, and $3.3 million at June 30, 2006.

12.  Commitments and Contingencies

The Company, from time to time, is party to various legal proceedings. While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on our financial position or results of operations, litigation is subject to inherent uncertainties.

The Company is obligated to pay minimum rental payments under non-cancellable operating leases for showroom, office, and warehouse space expiring at various dates through January 2013. The lease agreements provide for fixed rent escalations over their terms. The Company recognizes such minimum rental commitments as rent expense on a straight-line basis. The Company is also responsible for additional rent based on increases in certain costs of the leased premises. Minimum rental commitments, in the aggregate and for each of the next five years, are as follows:

Years ending June 30,	(in thousands)
2008	$1,770
2009	1,549
2010	1,338
2011	1,365
2012	1,392
Thereafter	821
$8,235

Rent expense for the years ended June 30, 2007 and 2006, and for the periods from July 1, 2004 through June 19, 2005 and June 20, 2005 through June 30, 2005 was approximately $1,915,000, $1,895,000, $1,688,000 and $52,000, respectively.

The Company was contingently liable for open letters of credit of approximately $18.1 million and $29.6 million as of June 30, 2007 and 2006, respectively.

13.  Retirement Plan

The Company has a defined contribution retirement plan which covers all employees and provides for eligible employees to make elective contributions of up to 15% of their salary. Company matching contributions to the plan for the years ended June 30, 2007 and 2006, and the periods from July 1, 2004 through June 19, 2005 and June 20, 2005 through June 30, 2005 were approximately $181,000, $166,000, $131,000 and $3,000, respectively.

14.  Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying value due to their short-term maturities. At June 30, 2007, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $139,894,000. At June 30, 2006, the fair value of the senior secured notes, was approximately $195,000,000. This was determined using a present value method based upon interest rates that the Company believes it could obtain for financing with similar terms.

15.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	June 30, 2007	June 30, 2006
	(Successor)
Accrued interest expense	$693	$806
Accrued compensation and benefits	2,676	1,880
Other accrued liabilities	259	71
	$3,628	$2,757

16.  Quarterly Financial Data (unaudited) (in thousands)

	Quarter ended
	September 30, 2006	December 31, 2006(2)	March 31, 2007	June 30, 2007(2)
	(Successor)
Net sales	$56,819	$42,779	$45,633	$46,053
Gross profit	22,435	12,321	15,817	13,541
Net income (loss)	5,551	(1,180)	1,641	268

	Quarter ended
	September 30, 2005	December 31, 2005	March 31, 2006(1)	June 30, 2006
	(Successor)
Net sales	$63,741	$51,696	$65,109	$41,641
Gross profit	19,240	14,948	25,932	13,512
Net income	4,207	1,709	6,141	543

(1)             Net income includes a reduction of $1,822 for additional amortization related to intangible assets, net of income taxes, as a result of the final purchase price allocation described in Note 1.

(2)             The Company wrote-off $845 and $1,014 of unamortized original issue discount and deferred financing costs, net of income taxes, in connection with the senior secured note repurchases (described in Note 8) during the quarterly periods ended June 30, 2007 and December 31, 2006, respectively.

17.  Consolidating Financial Statements

In June 2005, the Company issued 11.25% Senior Secured Notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company. Verrazano was formed in 2004 and commenced operations in 2005. The following condensed consolidating financial information as of June 30, 2007 and 2006, and for the years ended June 30, 2007 and 2006, and for the periods from July 1, 2004 (period of commencement of operations of Verrazano) through June 19, 2005 and June 20, 2005 through June 30, 2005 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

Year ended June 30, 2007

(In thousands)

	Rafaella Apparel Group	Verrazano	Eliminations	Total
	(Successor)
Net sales	$169,478	$21,806		$191,284
Cost of sales	110,748	16,422		127,170
Gross profit	58,730	5,384		64,114
Selling, general and administrative expenses	28,618	2,333		30,951
Operating income	30,112	3,051		33,163
Interest expense, net	23,885	(1)		23,884
Income before provision for income taxes	6,227	3,052		9,279
Provision for income taxes	1,883	1,116		2,999
Equity in earnings of subsidiary	(1,936)		$1,936
Net income	$6,280	$1,936	$(1,936)	$6,280

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

Year ended June 30, 2006

(In thousands)

	Rafaella Apparel Group	Verrazano	Eliminations	Total
	(Successor)
Net sales	$192,594	$29,593		$222,187
Cost of sales	128,318	20,237		148,555
Gross profit	64,276	9,356		73,632
Selling, general and administrative expenses	27,319	2,619		29,938
Operating income	36,957	6,737		43,694
Interest expense, net	22,631			22,631
Income before provision for income taxes	14,326	6,737		21,063
Provision for income taxes	6,033	2,430		8,463
Equity in earnings of subsidiary	(4,307)		$4,307
Net income	$12,600	$4,307	$(4,307)	$12,600

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statements of Operations

For the period from July 1, 2004 through June 19, 2005

and the period from June 20, 2005 through June 30, 2005

(In thousands)

	For the period from July 1, 2004 through June 19, 2005				For the period from June 20, 2005 through June 30, 2005
	Rafaella Sportswear	Verrazano	Eliminations	Total	Rafaella Apparel Group	Verrazano	Eliminations	Total
	(Predecessor)				(Successor)
Net sales	$207,433	$18,125		$225,558	$3,229	$986		$4,215
Cost of sales	128,100	10,783		138,883	2,520	554		3,074
Gross profit	79,333	7,342		86,675	709	432		1,141
Selling, general and administrative expenses	16,482	1,027		17,509	915	56		971
Operating income (loss)	62,851	6,315		69,166	(206)	376		170
Interest expense, net	1,078	1		1,079	664			664
Other income	(47)			(47)
Income (loss) before provision for (benefit from) income taxes	61,820	6,314		68,134	(870)	376		(494)
Provision for (benefit from) income taxes	2,015	234		2,249	(363)	151		(212)
Equity in earnings of subsidiary	(6,080)		$6,080		(225)		$225
Net income (loss)	$65,885	$6,080	$(6,080)	$65,885	$(282)	$225	$(225)	$(282)

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2007

(In thousands)

	Rafaella Apparel Group	Verrazano	Eliminations	Total
	(Successor)
Cash flows provided by operating activities:
Net income	$6,280	$1,936	$(1,936)	$6,280
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	3,849			3,849
Accretion of original issue discount	772			772
Depreciation and amortization	4,600	385		4,985
Equity in earnings of subsidiary	(1,936)		1,936
Stock-based compensation expense	241			241
Deferred income taxes	(2,185)	(179)		(2,364)
Deferred rent	191			191
Changes in operating assets and liabilities:
Accounts receivable	3,467	(1,742)		1,725
Inventories	1,652	1,027		2,679
Other current assets	1,383	(4,137)	2,708	(46)
Accounts payable	(5,132)	2,692		(2,440)
Accrued expenses and other current liabilities	3,519	60	(2,708)	871
Net cash provided by operating activities	16,701	42		16,743
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(214)			(214)
Net cash used in investing activities	(214)			(214)
Cash flows used in financing activities:
Decrease in book overdraft	(554)	(42)		(596)
Repurchase of senior secured notes	(31,816)			(31,816)
Net cash used in financing activities	(32,370)	(42)		(32,412)
Net decrease in cash and cash equivalents	(15,883)			(15,883)
Cash and cash equivalents, beginning of period	27,273			27,273
Cash and cash equivalents, end of period	$11,390	$	$	$11,390

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2006

(In thousands)

	Rafaella Apparel Group	Verrazano	Eliminations	Total
	(Successor)
Cash flows provided by (used in) operating activities:
Net income	$12,600	$4,307	$(4,307)	$12,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	2,087			2,087
Accretion of original issue discount	983			983
Depreciation and amortization	5,106	347		5,453
Equity in earnings of subsidiary	(4,307)		4,307
Deferred income taxes	7,864	162		8,026
Deferred rent	129			129
Changes in operating assets and liabilities:
Accounts receivable	1,400	(730)		670
Inventories	4,854	212		5,066
Other current assets	(3,304)	(4,867)	6,241	(1,930)
Accounts payable	3,183	(779)		2,404
Accrued expenses and other current liabilities	6,179	1,339	(6,241)	1,277
Net cash provided by (used in) operating activities	36,774	(9)		36,765
Cash flows used in investing activities:
Purchase of business, net of cash acquired	(188)			(188)
Purchase of equipment and leasehold improvements	(95)			(95)
Net cash used in investing activities	(283)			(283)
Cash flows used in financing activities:
Net repayments on short-term borrowings	(9,261)			(9,261)
Net cash used in financing activities	(9,261)			(9,261)
Net increase (decrease) in cash and cash equivalents	27,230	(9)		27,221
Cash and cash equivalents, beginning of period	43	9		52
Cash and cash equivalents, end of period	$27,273	$	$	$27,273

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statements of Cash Flows

For the period from July 1, 2004 through June 19, 2005 and the period from June 20, 2005 through June 30, 2005

(In thousands)

	For the period from July 1, 2004 to June 19, 2005				For the period from June 20, 2005 to June 30, 2005
	Rafaella Sportswear	Verrazano	Eliminations	Total	Rafaella Apparel Group	Verrazano	Eliminations	Total
	(Predecessor)				(Sucessor)
Cash flows provided by (used in) operating activities:
Net income (loss)	$65,885	$6,080	$(6,080)	$65,885	$(282)	$225	$(225)	$(282)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of original issue discount					39			39
Depreciation and amortization	125			125	71			71
Equity in earnings of subsidiary	(6,080)		6,080		(225)		225
Deferred income taxes					(212)			(212)
Deferred rent	306			306
Changes in operating assets and liabilities:
Accounts receivable	(15,466)	(182)		(15,648)	12,686	(1,131)		11,555
Inventories	13,874	(6,838)		7,036	4,330	(6,571)		(2,241)
Other current assets	1,718	(1)	(2,535)	(818)	856	(1,537)	1,538	857
Accounts payable	(10,280)	5,021		(5,259)	(5,861)	2,706		(3,155)
Accrued expenses and other current liabilities	(538)	(2,423)	2,535	(426)	2,520	125	(1,538)	1,107
Net cash provided by (used in) operating activities	49,544	1,657		51,201	13,922	(6,183)		7,739
Cash flows used in investing activities:
Purchase of business, net of cash acquired					(175,045)			(175,045)
Purchase of equipment and leaseehold improvements	(5)			(5)
Investment in subsidiary					(6,192)		6,192
Net cash used in investing activities	(5)			(5)	(181,237)		6,192	(175,045)
Cash flows (used in) provided by financing activities:
Net borrowings (repayments) on short-term borrowings	24,468			24,468	(22,983)			(22,983)
Issuance of senior secured notes					163,400			163,400
Deferred financing costs					(13,059)			(13,059)
Issuance of redeemable convertible preferred stock					40,000			40,000
Stockholder distributions	(73,834)			(73,834)
Additional paid in capital						6,192	(6,192)
Net cash (used in) provided by financing activities	(49,366)			(49,366)	167,358	6,192	(6,192)	167,358
Net increase in cash and cash equivalents	173	1,657		1,830	43	9		52
Cash and cash equivalents, beginning of period	26	2		28
Cash and cash equivalents, end of period	$199	$1,659	$	$1,858	$43	$9	$	$52

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Balance Sheet

As of June 30, 2007

(In thousands)

	Rafaella Apparel Group	Verrazaon	Eliminations	Total
	(Successor)
Assets
Current assets:
Cash and equivalents	$11,390	$	$	$11,390
Receivables, net	17,182	3,603		20,785
Inventories	39,012	5,363		44,375
Deferred income taxes	3,265	245		3,510
Other current assets	2,131	9,054	(8,999)	2,186
Total current assets	72,980	18,265	(8,999)	82,246
Equipment and leasehold improvements, net	284			284
Intangible assets, net	102,519	1,635		104,154
Deferred financing costs, net	7,079			7,079
Investment in subsidiary	15,209		(15,209)
Other assets	41			41
Total assets	$198,112	$19,900	$(24,208)	$193,804

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,301	$4,585	$	$13,886
Accrued expenses and other liabilities	12,567	60	(8,999)	3,628
Current portion of senior secured notes	234			234
Total current liabilities	22,102	4,645	(8,999)	17,748
Senior secured notes	133,144			133,144
Deferred income taxes	9,704	46		9,750
Deferred rent	320			320
Total liabilities	165,270	4,691	(8,999)	160,962
Commitments and contingencies
Redeemable convertible stock	48,110			48,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	241	8,741	(8,741)	241
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings	10,488	6,468	(6,468)	10,488
Total stockholders’ equity (deficit)	(15,268)	15,209	(15,209)	(15,268)
Total liabilities and stockholders’ equity (deficit)	$198,112	$19,900	$(24,208)	$193,804

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Balance Sheet

As of June 30, 2006

(In thousands)

	Rafaella Apparel Group	Verrazano	Eliminations	Total
	(Successor)
Assets
Current assets:
Cash and equivalents	$27,273	$	$	$27,273
Receivables, net	20,649	1,861		22,510
Inventories	40,664	6,390		47,054
Deferred income taxes	3,832	208		4,040
Other current assets	3,513	6,406	(7,779)	2,140
Total current assets	95,931	14,865	(7,779)	103,017
Equipment and leasehold improvements, net	115			115
Intangible assets, net	107,074	2,020		109,094
Deferred financing costs, net	10,928			10,928
Investment in subsidiary	13,461		(13,461)
Other assets	41			41
Total assets	$227,550	$16,885	$(21,240)	$223,195

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,987	$1,935	$	$16,922
Accrued expenses and other liabilities	9,047	1,489	(7,779)	2,757
Current portion of senior secured notes	17,265			17,265
Total current liabilities	41,299	3,424	(7,779)	36,944
Senior secured notes	147,157			147,157
Deferred income taxes	12,644			12,644
Deferred rent	129			129
Total liabilities	201,229	3,424	(7,779)	196,874
Commitments and contingencies
Redeemable convertible stock	44,110			44,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital		8,929	(8,929)
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings	8,208	4,532	(4,532)	8,208
Total stockholders’ equity (deficit)	(17,789)	13,461	(13,461)	(17,789)
Total liabilities and stockholders’ equity (deficit)	$227,550	$16,885	$(21,240)	$223,195