Form 10-Q
period 2007-09-30
RAFAELLA APPAREL GROUP,INC.
filed 2007-11-14
CIK 1379420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 14, 2007, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

(unaudited)

	September 30, 2007	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$1,514	$11,390
Receivables, net	33,309	20,785
Inventories	49,052	44,375
Deferred income taxes	3,538	3,510
Other current assets	1,349	2,186
Total current assets	88,762	82,246
Equipment and leasehold improvements, net	409	284
Intangible assets, net	103,068	104,154
Deferred financing costs, net	6,637	7,079
Other assets	41	41
Total assets	$198,917	$193,804
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,734	$13,886
Accrued expenses and other current liabilities	8,142	3,628
Current portion of senior secured notes	234	234
Total current liabilities	20,110	17,748
Senior secured notes	133,397	133,144
Long-term income taxes	10,242	9,750
Deferred rent	339	320
Total liabilities	164,088	160,962
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized; 7,500,000 shares issued and outstanding	49,110	48,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	247	241
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings	11,469	10,488
Total stockholders’ equity (deficit)	(14,281)	(15,268)
Total liabilities and stockholders’ equity (deficit)	$198,917	$193,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Net sales	$47,412	$56,819
Cost of sales	31,386	34,384
Gross profit	16,026	22,435
Selling, general and administrative expenses	7,592	7,600
Operating income	8,434	14,835
Interest expense	4,603	5,426
Income before provision for income taxes	3,831	9,409
Provision for income taxes	1,469	3,858
Net income	2,362	5,551
Dividends accrued on redeemable convertible preferred stock	1,000	1,019
Net income available to common stockholders	$1,362	$4,532

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Cash flows used in operating activities:
Net income	$2,362	$5,551
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	442	515
Accretion of original issue discount	253	272
Depreciation and amortization	1,105	1,258
Stock-based compensation expense	6	89
Long-term income taxes	83	110
Deferred rent	19	29
Changes in operating assets and liabilities:
Accounts receivable	(12,524)	(9,432)
Inventories	(4,677)	(4,807)
Other current assets	837	1,747
Accounts payable	(2,152)	(2,715)
Accrued expenses and other current liabilities	4,514	7,090
Net cash used in operating activities	(9,732)	(293)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(144)	(40)
Net cash used in investing activities	(144)	(40)
Net decrease in cash and cash equivalents	(9,876)	(333)
Cash and cash equivalents, beginning of period	11,390	27,273
Cash and cash equivalents, end of period	$1,514	$26,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

Rafaella Apparel Group, Inc., together with its subsidiary (the “Company”), is a designer, manufacturer (using independent contractors) and marketer of a full line of women’s career and casual sportswear separates under the Rafaella brand. The Company’s products are sold to department and specialty stores and off-price retailers located throughout the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of its operations and cash flows for the three months ended September 30, 2007 and 2006. These adjustments consist of normal recurring adjustments. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements included herein should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2007. The classification of certain prior year’s amounts have been revised to conform with the current year’s presentation.

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

Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company followed the prospective method of transition; accordingly, prior periods have not been retroactively adjusted.

At June 30, 2006, 916,666 stock options were outstanding pursuant to formal stock option grants or committed pursuant to contractual obligations of the Company. During October 2006, the Company formally granted 777,777 stock options, which included 666,666 stock options the Company was committed to issue pursuant to contractual obligations at June 30, 2006 and an additional 111,111 stock options pursuant to an employment agreement for which service commenced in August 2006. Other than the August 2006 stock option award and a grant of 83,334 stock options in May 2007, there were no other stock option grants, exercises or forfeitures during the year ended June 30, 2007 or the three month period ended September 30, 2007. Accordingly, at September 30, 2007, options to purchase a total of 1,111,111 shares of common stock of the Company at $5.33 per share were outstanding. At September 30, 2007, 402,778 options were vested and exercisable. Of the outstanding and unvested options, 250,000 vest within the next year and 458,333 vest over a three year period. The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 8.8 years.

As of September 30, 2007, common stock that could be acquired through the exercise of 555,556 stock options are subject to certain call right provisions under the Plan. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event, as defined. Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur. As of September 30, 2007, it was not probable that a Liquidity Event will occur. Unrecognized compensation costs related to these options approximated $379,000 at September 30, 2007.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $89,000 during the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, there was an additional $60,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 2.6 years.

3.              Recent Accounting Pronouncements

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

4.              Receivables

Receivables consist of (in thousands):

	September 30, 2007	June 30, 2007

Due from factor	$17,398	$14,562
Trade receivables	22,420	13,141
	39,818	27,703
Less: Allowances for sales returns, discounts, and credits	6,509	6,918
	$33,309	$20,785

The Company factors certain trade receivables, on a non-recourse basis, with a commercial factor. The factor collects all cash remittances on receivables factored and assumes credit risk on all sales that are approved in advance by the factor. An allowance for sales discounts, returns, allowable customer markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables. These provisions result from seasonal negotiations with customers as well as historic deduction trends and the evaluation of current market conditions.

For the three months ended September 30, 2007 and 2006, the provision for sales returns, discounts and credits charged to earnings was $8,338,000 and $10,428,000, respectively, and decreased by authorized deductions taken by customers of $8,747,000 and $7,244,000, respectively.

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

For the three months ended September 30, 2007, sales to three customers approximated $13.0 million, $9.2 million, and $7.7 million of the Company’s consolidated net sales. For the three months ended September 30, 2006, sales to three customers approximated $14.1 million, $12.2 million, and $8.8 million of the Company’s consolidated net sales. Accounts receivable, net of allowances, from three customers approximated $9.8 million, $4.5 million, and $4.0 million at September 30, 2007. Accounts receivable, net of allowances, from four customers approximated $3.6 million, $2.9 million, $2.8 million, and $2.3 million at June 30, 2007.

6.              Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2007	June 30, 2007

Piece goods (held by contractors)	$4,214	$9,139
Finished goods:
In warehouse	37,078	27,936
In transit	7,760	7,300
	$49,052	$44,375

7.              Short-term Borrowings

Effective June 20, 2005, the Company entered into a revolving credit facility with HSBC Bank USA, National Association (“HSBC”). The credit facility provides the Company with a revolving line of credit, which can be used for loans and letters of credit of up to $62,500,000, with a sublimit for loans of $45,000,000. Under the credit facility, the aggregate credit available to the Company is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by HSBC. Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility). The credit facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At September 30, 2007, there were no loans and $17.5 million of letters of credit outstanding under this credit facility. The Company had credit availability of approximately $38.9 million.

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

Loan borrowings and repayments were $12.8 million and $12.8 million, respectively, during the three months ended September 30, 2007. There were no loan borrowings or repayments under the revolving credit facility during the three months ended September 30, 2006.

The credit facility is collateralized by substantially all the assets of the Company and expires on June 20, 2010. The credit agreement contains various covenants that, among others, require the Company to maintain a minimum level of working capital, report net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30 and places limitations on dividends and repurchases of capital stock, investments, asset sales and incurrence of additional indebtedness. A default on the senior secured notes will trigger a default under this arrangement.

8.              Senior Secured Notes

In connection with the acquisition of the Company in June 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000. The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes. The senior secured notes principal amount outstanding at September 30, 2007 is $138,509,000, including the unamortized original issue discount of $4,878,000 as of September 30, 2007. The notes bear cash interest at 11.25%. After giving effect to the original issue discount and costs associated with the transaction, the notes have an effective interest rate of approximately 13.7%. The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005. The notes are collateralized by a second priority lien on substantially all of the assets of the Company. The notes are subordinated to amounts outstanding under the revolving credit facility.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year. On November 8, 2007, the Company paid approximately $234,000 in connection with the excess cash flow offer. This amount was classified in the current portion of senior secured notes in the consolidated balance sheet as of September 30, 2007.

The debt agreement contains certain covenants, including limitations on dividends and repurchases of capital stock, investments, asset sales and additional indebtedness. In addition, a default on the revolving credit facility will trigger a default with respect to the senior secured notes.

9.              Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on July 1, 2007. As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits, none of which, if recognized, would significantly affect the effective tax rate.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.  The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.

The Company is subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date. The Company does not anticipate recognizing any unrecognized tax benefits within the next twelve months as a result of the expiration of statutes of limitation.

The Company reviews its annual effective tax rate on a quarterly basis and makes the necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income within different tax jurisdictions; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state and federal tax authorities; or impacts from tax law changes. The Company’s effective income tax rate for the three months ended September 30, 2007 and 2006 was 38.4% and 41%, respectively.

10.       Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company. Verrazano was formed in 2004 and commenced operations in 2005. The following condensed consolidating financial information as of September 30, 2007 and June 30, 2007 and for the three months ended September 30, 2007 and 2006 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Balance Sheet

As of September 30, 2007

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total
Assets
Current assets:
Cash and equivalents	$1,514			$1,514
Receivables, net	23,483	$9,826		33,309
Inventories	44,526	4,526		49,052
Deferred income taxes	3,265	273		3,538
Other current assets	1,292	3,635	$(3,578)	1,349
Total current assets	74,080	18,260	(3,578)	88,762
Equipment and leasehold improvements, net	409			409
Intangible assets, net	101,516	1,552		103,068
Deferred financing costs, net	6,637			6,637
Investment in subsidiary	17,297		(17,297)
Other assets	41			41
Total assets	$199,980	$19,812	$(20,875)	$198,917
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,370	$2,364		$11,734
Accrued expenses and other current liabilities	11,586	134	$(3,578)	8,142
Current portion of senior secured notes	234			234
Total current liabilities	21,190	2,498	(3,578)	20,110
Senior secured notes	133,397			133,397
Long-term income taxes	10,225	17		10,242
Deferred rent	339			339
Total liabilities	165,151	2,515	(3,578)	164,088
Commitments and contingencies
Redeemable convertible preferred stock	49,110			49,110
Stockholders’ equity (deficit):
Common stock	25	8,741	(8,741)	25
Additional paid in capital	247			247
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings	11,469	8,556	(8,556)	11,469
Total stockholders’ equity (deficit)	(14,281)	17,297	(17,297)	(14,281)
Total liabilities and stockholders’ equity (deficit)	$199,980	$19,812	$(20,875)	$198,917

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Balance Sheet

As of June 30, 2007

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total
Assets
Current assets:
Cash and equivalents	$11,390			$11,390
Receivables, net	17,182	$3,603		20,785
Inventories	39,012	5,363		44,375
Deferred income taxes	3,265	245		3,510
Other current assets	2,131	9,054	$(8,999)	2,186
Total current assets	72,980	18,265	(8,999)	82,246
Equipment and leasehold improvements, net	284			284
Intangible assets, net	102,519	1,635		104,154
Deferred financing costs, net	7,079			7,079
Investment in subsidiary	15,209		(15,209)
Other assets	41			41
Total assets	$198,112	$19,900	$(24,208)	$193,804
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,301	$4,585		$13,886
Accrued expenses and other current liabilities	12,567	60	$(8,999)	3,628
Current portion of senior secured notes	234			234
Total current liabilities	22,102	4,645	(8,999)	17,748
Senior secured notes	133,144			133,144
Long-term income taxes	9,704	46		9,750
Deferred rent	320			320
Total liabilities	165,270	4,691	(8,999)	160,962
Commitments and contingencies Redeemable convertible preferred stock	48,110			48,110
Stockholders’ equity (deficit):
Common stock	25	8,741	(8,741)	25
Additional paid in capital	241			241
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings	10,488	6,468	(6,468)	10,488
Total stockholders’ equity (deficit)	(15,268)	15,209	(15,209)	(15,268)
Total liabilities and stockholders’ equity (deficit)	$198,112	$19,900	$(24,208)	$193,804

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$34,441	$12,971		$47,412
Cost of sales	22,465	8,921		31,386
Gross profit	11,976	4,050		16,026
Selling, general and administrative expenses	6,949	643		7,592
Operating income	5,027	3,407		8,434
Interest expense	4,603			4,603
Income before provision for income taxes	424	3,407		3,831
Provision for income taxes	233	1,236		1,469
Equity in earnings of subsidiary	2,171		$(2,171)
Net income	2,362	2,171	(2,171)	2,362
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income available to common stockholders	$1,362	$2,171	$(2,171)	$1,362

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2006
(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$47,972	$8,847		$56,819
Cost of sales	27,696	6,688		34,384
Gross profit	20,276	2,159		22,435
Selling, general and administrative expenses	6,839	761		7,600
Operating income	13,437	1,398		14,835
Interest expense	5,426			5,426
Income before provision for income taxes	8,011	1,398		9,409
Provision for income taxes	3,285	573		3,858
Equity earnings in subsidiary	825		$(825)
Net income	5,551	825	(825)	5,551
Dividends accrued on redeemable convertible preferred stock	1,019			1,019
Net income available to common stockholders	$4,532	$825	$(825)	$4,532

Rafaella Apparel Group, Inc. and Subsidiary
Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2007

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total

Cash flows used in operating activities:
Net income	$2,362	$2,171	$(2,171)	$2,362
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	442			442
Accretion of original issue discount	253			253
Depreciation and amortization	1,022	83		1,105
Stock-based compensation expense	6			6
Long-term income taxes	223	(140)		83
Deferred rent	19			19
Equity in earnings of subsidiary	(2,171)		2,171
Changes in operating assets and liabilities:
Accounts receivable	(6,301)	(6,223)		(12,524)
Inventories	(5,514)	837		(4,677)
Other current assets	840	5,419	(5,422)	837
Accounts payable	69	(2,221)		(2,152)
Accrued expenses and other current liabilities	(982)	74	5,422	4,514
Net cash used in operating activities	(9,732)			(9,732)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(144)			(144)
Net cash used in investing activities	(144)			(144)
Net decrease in cash and cash equivalents	(9,876)			(9,876)
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$1,514	$	$	$1,514

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Cash Flows

For the three month period ended September 30, 2006

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total
Cash flows used in operating activities:
Net income	$5,551	$825	$(825)	$5,551
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	515			515
Accretion of original issue discount	272			272
Depreciation and amortization	1,119	139		1,258
Stock-based compensation expense	89			89
Long-term income taxes	(34)	144		110
Deferred rent	29			29
Equity in earnings of subsidiary	(825)		825
Changes in operating assets and liabilities:
Accounts receivable	(8,054)	(1,378)		(9,432)
Inventories	(9,072)	4,265		(4,807)
Other current assets	3,235	(2,883)	1,395	1,747
Accounts payable	(1,603)	(1,112)		(2,715)
Accrued expenses and other current liabilities	8,485		(1,395)	7,090
Net cash used in operating activities	(293)			(293)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(40)			(40)
Net cash used in investing activities	(40)			(40)
Net decrease in cash and cash equivalents	(333)			(333)
Cash and cash equivalents, beginning of period	27,273			27,273
Cash and cash equivalents, end of period	$26,940	$	$	$26,940

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K filed September 28, 2007. The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning. All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain. Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements. These risks and uncertainties may include those discussed elsewhere in our Annual Report on Form 10-K filed September 28, 2007 and other factors, some of which may not be known to us. We operate in a changing environment in which new risks can emerge from time to time. It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements. Factors you should consider that could cause these differences include, among other things:

•                  changes in the prices, supply and/or demand for products which we distribute;

•                  the activities of competitors;

•                  the consolidation of the retail industry and resulting changes of our customer base;

•                  the ability of our third-party manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with policies regarding labor practices or applicable laws or regulations;

•                  changes in significant operating expenses;

•                  changes in the availability of capital;

•                  our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•                  general economic and business conditions in the United States and internationally;

•                  acts of war or terrorist activities;

•                  variations in the performance of the financial markets; and

•                  other factors described in our Annual Report on Form 10-K filed September 28, 2007.

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

COMPANY OVERVIEW

We are an established designer, sourcer and marketer of a full line of women’s career and casual sportswear separates. We have been in the women’s apparel business since 1982 and market our products primarily under our Rafaella brand. We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year. Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics. Using our design specifications, we outsource the production of our clothing line to manufacturers primarily in Asia, primarily via our agent in Hong Kong, and sell directly to department, specialty and chain stores and off-price retailers. During fiscal 2007, we had over 600customers, representing over 3,800 individual retail locations. Our customers include some of the larger retailers of women’s clothing in the United States.

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

•                  ability of our third-party manufacturers to timely deliver products of acceptable quality;

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

Consolidation in the Industry

There has been, and continues to be, consolidation activity in the retail women’s apparel industry. With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing. It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves. There is also a possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors. For example, May Department Store Company, formerly our largest customer, was acquired by Macy’s, Inc. (“Macy’s”), to whom we did not historically sell a significant amount of our products. This acquisition had a negative impact on our business, because of overlap with Macy’s product and a decrease in sales as a result of store closures.

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

Business Trends following June 20, 2005 (the Date of Acquisition)

During the last fiscal year, there continued to be consolidation in the retail/apparel industry. As of June 20, 2005, our largest customer, May Department Stores Company, or May Co., was acquired by Macy’s, with whom we historically have done substantially less business. As Macy’s took over operations of May Co., a number of the retail stores in which our products were sold were closed and Macy’s, due to a perceived product overlap of our casual lines with Macy’s private label product, eliminated many of our products throughout a number of the former May Co. stores and as a result, we experienced a decrease in the volume of sales in the second half of fiscal 2006. While sales to other existing customers mitigated this decline, this trend continued in fiscal 2007. We have responded to this situation by updating our product line offering in an effort to provide new fabrics and styling to offset this perceived product overlap. We also saw a reduction in sales due to reduced sales in our off-price channel. In addition, we have begun the process of building an infrastructure to support our business and comply with the requirements of the Securities Exchange Act of 1934 and the Sarbanes Oxley Act of 2002, including Section 404, which is having the resulting effect of adding costs to operations.

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended September 30, 2007 and 2006.

	Quarterly Periods Ended
(in thousands, except percentages)	September 30, 2007		September 30, 2006
Net sales	$47,412	100.0%	$56,819	100.0%
Cost of sales	31,386	66.2	34,384	60.5
Gross profit	16,026	33.8	22,435	39.5
Selling, general and administrative expenses	7,592	16.0	7,600	13.4
Operating income	8,434	17.8	14,835	26.1
Interest expense	4,603	9.7	5,426	9.5
Income before provision for income taxes	3,831	8.1	9,409	16.6
Provision for income taxes	1,469	3.1	3,858	6.8
Net income	2,362	5.0	5,551	9.8

Quarterly period ended September 30, 2007 compared to quarterly period ended September 30, 2006

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended September 30, 2007, as compared to the financial statements for the quarterly period ended September 30, 2006.

Net sales. Net sales for the quarterly period ended September 30, 2007 was $47.4 million. As compared to net sales of $56.8 million for the quarterly period ended September 30, 2006, net sales decreased by approximately $9.4 million or 16.6%. The reduction of net sales was principally due to a reduction in gross sales of $11.1 million, related to a decrease in volume (approximately 12%) and a decrease in average revenue per unit (approximately 5%), partially offset by a decrease in customer discounts ($1.2 million) and other sales allowances ($0.9 million). The decrease in customer volume was primarily attributed to anticipated reductions of sales from one customer and a change in the retailers’ calendar resulting in a shift of certain shipments from the quarterly period ended September 30, 2007 to the quarterly period ended December 31, 2007. The decrease in customer sales was primarily attributed to reductions in net sales of approximately $10.0 million related to two customers offset by an increase in customer net sales of $4.1 million related to one customer.

Gross profit. Gross profit for the quarterly period ended September 30, 2007 was $16.0 million. As a percentage of net sales, gross profit over this period was 33.8%. As compared to the gross profit of $22.4 million for the quarterly period ended September 30, 2006 (39.5% of net sales), gross profit decreased by $6.4 million or 28.6%. The decrease in gross profit was primarily the result of the drop in net sales of $9.4 million. Gross profit as a percentage of net sales was unfavorably impacted by higher customer allowances, lower margins associated with off-price customer sales, and changes among our customer sales mix during the quarterly period ended September 30, 2007 compared with the prior year.

Selling, general and administrative expenses. Selling, general and administrative expenses for the quarterly period ended September 30, 2007 was $7.6 million. As compared to selling, general and administrative expenses of $7.6 million for the quarterly period ended September 30, 2006, there was no change versus the comparable prior period. An increase in branding/marketing expenses ($0.5 million) was offset by decreases in depreciation and amortization ($0.2 million) and professional fees ($0.2 million). As a percentage of net sales, selling, general and administrative expenses was 16.0% for the quarterly period ended September 30, 2007 and 13.4% for the quarterly period ended September 30, 2006.

Operating income. Operating income for the quarterly period ended September 30, 2007 was $8.4 million. As compared to operating income of $14.8 million for the quarterly period ended September 30, 2006, operating income decreased by $6.4 million or 43.1%. The decrease was due to the changes in net sales, gross profit and selling, general and administrative expenses, as described above.

Interest. Interest for the quarterly period ended September 30, 2007 was $4.6 million. As compared to interest of $5.4 million for the quarterly period ended September 30, 2006, interest decreased by $0.8 million or 15.2%. The decrease in interest expense was primarily a result of a reduction in interest expense incurred of $1.1 million due to our November 2006 and June 2007 senior secured notes repurchases, partially offset by decrease in interest income of $0.2 million.

Provision for income taxes. We recorded a provision for income taxes of $1.5 million for the period ended September 30, 2007, as a result of our income before income taxes of $3.8 million. For the period ended September 30, 2006, we recorded a provision for income taxes of $3.9 million. Our effective income tax rate for the period ended September 30, 2007 and 2006 was 38.4% and 41%, respectively.

Net income. Net income for the quarterly period ended September 30, 2007 was $2.4 million. Net income as a percentage of net sales for the quarterly period ended September 30, 2007 was 5.0%. As compared to net income of $5.6 million for the quarterly period ended September 30, 2006 (9.8% of sales), net income decreased by $3.2 million. This decrease was a result of the changes described above.

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

Effective June 20, 2005, we entered into a revolving credit facility with two banks. The credit facility provides us with a revolving line of credit, which can be used for loans and letters of credit of up to $62.5 million, with a sublimit for loans of $45.0 million. Under the credit facility, the aggregate credit available to us is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by the banks. Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility). The credit facility requires a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At September 30, 2007, there were no loans under the revolving credit facility and $17.5 million of letters of credit outstanding under the credit facility. We had credit availability of approximately $38.9 million.

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011. These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.

The credit facility is collateralized by substantially all of our assets and expires on June 20, 2010. The senior secured notes are collateralized by a second priority lien on substantially all of our assets. The revolving credit agreement and the indenture to the notes contain various covenants that, among other things, place limitations on dividends and repurchases of capital stock, investments, asset sales, incurrence of additional indebtedness and have cross-default provisions. Further, the revolving credit agreement also contains covenants that require us to report net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30 and maintain a minimum level of working capital, which escalates during the term of the agreement. The working capital covenant was $40,000,000 as of September 30, 2007. As of September 30, 2007, we were in compliance with the financial covenants included in the credit facility and the notes.

Within 100 days after the end of the fiscal year beginning with the fiscal year ending June 30, 2006, we are required to make an offer to repurchase senior secured notes at 101% of the principal amount at maturity, plus accrued and unpaid interest and additional interest to the date of purchase with 50% of our excess cash flow, as defined by the senior secured notes debt agreement, from the previous fiscal year. On November 8, 2007, we paid approximately $234,000 in connection with the excess cash flow offer. This amount was classified in the current portion of senior secured notes in the consolidated balance sheet as of September 30, 2007.

We are exposed to certain known tax contingencies that are material to our investors. These tax contingencies may have a material effect on our liquidity, capital resources or results of operations. Additionally, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes. Management believes that we have made appropriate arrangements in respect of the future effect on us of these known tax contingencies.  Management also believes that the amount of cash available to us from our operations, together with cash from financing, will be sufficient for us to pay any known tax contingencies as they become due without materially affecting our ability to conduct our operations and invest in the growth of our business. Refer to Note 9 of our condensed consolidated financial statements for the period ended September 30, 2007 for further information.

We anticipate reviewing the capital expenditure needs for the business as they relate to the business’ information systems and infrastructure. As a result, capital expenditures may increase in future fiscal years. We anticipate that we will incur one-time and ongoing expenses, which may be substantial, to improve our infrastructure as a result of being a public company. These expenditures will include the hiring of additional senior level and accounting personnel and improved information technology.

We believe that cash flow from operations and available borrowings under our senior revolving credit facility will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the three-month periods ended September 30, 2007 and 2006.

	Three-month Periods Ended
(in thousands)	September 30, 2007	September 30, 2006
Net cash provided by (used in):
Operating activities	$(9,732)	$(293)
Investing activities	(144)	(40)
Financing activities	—	—
Net decrease in cash and cash equivalents	$(9,876)	$(333)

Operating activities. Cash flows used in operating activities for the periods ended September 30, 2007 and 2006 were $9.7 million and $0.3 million, respectively. The increase in cash flows used in operating activities from 2006 to 2007 is primarily the result of timing differences in collections of receivables and a decrease in operating income. Accrued expenses and other current liabilities increased $4.5 million between June 30, 2007 and September 30, 2007. The increase was primarily attributed to interest associated with our senior secured notes ($3.9 million), employee compensation related accruals ($0.4 million), and professional fees ($0.2 million).

Investing activities. Net cash used in investing activities for the period ended September 30, 2007 was $0.2 million. The cash usage was a result of capital expenditures. Net cash used in investing activities for the period ended September 30, 2006 was not significant.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had outstanding letters of credit totaling $17.0 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $0.5 million issued by HSBC, which serve as security for obligations under certain operating leases.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K filed September 28, 2007.

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on July 1, 2007. As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits, none of which, if recognized, would significantly affect the effective tax rate.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.  We  recognize interest expense related to unrecognized tax benefits in income tax expense.

We are subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date. We do not anticipate recognizing any unrecognized tax benefits within the next twelve months as a result of the expiration of statutes of limitation.

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

Market risks related to our operations result primarily from changes in interest rates. Our interest rate exposure relates primarily to our variable interest line of credit. Our interest expense on the line of credit is based on variable rates, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein. Loan borrowings and repayments under the revolving credit facility were $12.8 million and $12.8 million, respectively, during the three months ended September 30, 2007.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended September 30, 2007, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

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

November 14, 2007	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Chad J. Spooner
Chad J. Spooner
Chief Financial Officer
(Principal Financial and
Accounting Officer)