Form 10-Q
period 2007-12-31
RAFAELLA APPAREL GROUP,INC.
filed 2008-02-13
CIK 1379420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

As of February 13, 2008, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

For the Quarterly Period Ended December 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

(unaudited)

	December 31, 2007	June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$16,186	$11,390
Receivables, net	15,368	20,785
Inventories	42,303	44,375
Deferred income taxes	2,788	3,510
Other current assets	2,596	2,186
Total current assets	79,241	82,246
Equipment and leasehold improvements, net	860	284
Intangible assets, net	101,984	104,154
Deferred financing costs, net	6,185	7,079
Other assets	47	41
Total assets	$188,317	$193,804
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,713	$13,886
Accrued expenses and other current liabilities	2,027	3,628
Current portion of senior secured notes		234
Total current liabilities	11,740	17,748
Senior secured notes	133,680	133,144
Income taxes	9,601	9,750
Deferred rent	358	320
Total liabilities	155,379	160,962
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	50,110	48,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	253	241
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings	8,572	10,488
Total stockholders’ equity (deficit)	(17,172)	(15,268)
Total liabilities and stockholders’ equity (deficit)	$188,317	$193,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	December 31, 2007	December 31, 2006
Net sales	$42,563	$42,779
Cost of sales	33,297	30,458
Gross profit	9,266	12,321
Selling, general and administrative expenses	7,531	7,254
Operating income	1,735	5,067
Interest expense	4,567	7,068
Loss before benefit from income taxes	(2,832)	(2,001)
Benefit from income taxes	(933)	(821)
Net loss	(1,899)	(1,180)
Dividends accrued on redeemable convertible preferred stock	1,000	981
Net loss available to common stockholders	$(2,899)	$(2,161)

	Six Months Ended
	December 31, 2007	December 31, 2006
Net sales	$89,975	$99,598
Cost of sales	64,682	64,842
Gross profit	25,293	34,756
Selling, general and administrative expenses	15,122	14,854
Operating income	10,171	19,902
Interest expense	9,170	12,494
Income before provision for income taxes	1,001	7,408
Provision for income taxes	536	3,037
Net income	465	4,371
Dividends accrued on redeemable convertible preferred stock	2,000	2,000
Net income (loss) available to common stockholders	$(1,535)	$2,371

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2007	December 31, 2006
Cash flows provided by operating activities:
Net income	$465	$4,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	894	2,087
Accretion of original issue discount	512	439
Depreciation and amortization	2,229	2,505
Stock-based compensation expense	12	158
Income taxes	192	(433)
Deferred rent	38	58
Changes in operating assets and liabilities:
Accounts receivable	5,417	6,676
Inventories	2,072	(8,408)
Other current assets	(410)	1,271
Accounts payable	(4,173)	2,270
Accrued expenses and other current liabilities	(1,601)	1,383
Other assets	(6)
Net cash provided by operating activities	5,641	12,377
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(635)	(40)
Net cash used in investing activities	(635)	(40)
Cash flows used in financing activities:
Decrease in book overdraft		(253)
Repurchase of senior secured notes	(210)	(16,558)
Net cash used in financing activities	(210)	(16,811)
Net increase (decrease) in cash and cash equivalents	4,796	(4,474)
Cash and cash equivalents, beginning of period	11,390	27,273
Cash and cash equivalents, end of period	$16,186	$22,799

Supplemental disclosures of non-cash financing activities:
Accretion of preferred stock to redemption value	$2,000	$2,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

Rafaella Apparel Group, Inc., together with its subsidiary (the “Company”), is a designer, sourcer and marketer of a full line of women’s career and casual sportswear separates sold primarily under the Rafaella brand and private label brands of our customers. The Company’s products are sold to department and specialty stores and off-price retailers located throughout the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, the results of its operations for the three and six months ended December 31, 2007 and 2006, and its cash flows for the six months ended December 31, 2007 and 2006. These adjustments consist of normal recurring adjustments. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year. The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

At June 30, 2006, 916,666 stock options were outstanding pursuant to formal stock option grants or committed pursuant to contractual obligations of the Company. During October 2006, the Company formally granted 777,777 stock options, which included 666,666 stock options the Company was committed to issue pursuant to contractual obligations at June 30, 2006 and an additional 111,111 stock options pursuant to an employment agreement for which service commenced in August 2006. Other than the August 2006 stock option award and a grant of 83,334 stock options in May 2007, there were no other stock option grants, exercises or forfeitures during the year ended June 30, 2007 or the six month period ended December 31, 2007. Accordingly, at December 31, 2007, options to purchase a total of 1,111,111 shares of common stock of the Company at $5.33 per share were outstanding. At December 31, 2007, 402,778 options were vested and exercisable. Of the outstanding and unvested options, 250,000 vest within the next year and 458,333 vest over a three year period. The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 8.5 years.

As of December 31, 2007, 555,556 stock options are subject to certain call right provisions under the Plan. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

Liquidity Event, as defined. Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur. As of December 31, 2007, it was not probable that a Liquidity Event will occur. Unrecognized compensation costs related to these options approximated $379,000 at December 31, 2007.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $69,000 during the three months ended December 31, 2007 and 2006, respectively. During the six months ended December 31, 2007 and 2006, the Company recorded compensation expense of approximately $12,000 and $158,000, respectively. As of December 31, 2007, there was an additional $54,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 2.3 years.

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

4.              Receivables

Receivables consist of (in thousands):

	December 31, 2007	June 30, 2007

Due from factor	$8,602	$14,562
Trade receivables	14,619	13,141
	23,221	27,703
Less: Allowances for sales returns, discounts, and credits	7,853	6,918
	$15,368	$20,785

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

For the three months ended December 31, 2007 and 2006, the provision for sales returns, discounts and credits charged to earnings was $9,770,000 and $8,457,000, respectively, and decreased by authorized deductions taken by customers of $8,426,000 and $10,566,000, respectively. For the six months ended December 31, 2007 and 2006, the provision for sales returns, discounts and credits charged to earnings was $18,108,000 and $18,885,000, respectively, and decreased by authorized deductions taken by customers of $17,173,000 and $17,810,000, respectively.

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

For the three months ended December 31, 2007, sales to three customers approximated $9.1 million, $8.8 million, and $8.1 million of the Company’s consolidated net sales. For the three months ended December 31, 2006, sales to three customers approximated $10.2 million, $6.3 million, and $5.1 million of the Company’s consolidated net sales. For the six months ended December 31, 2007, sales to three customers approximated $21.8 million, $18.3 million, and $15.8 million of the Company’s consolidated net sales. For the six months ended December 31, 2006, sales to three customers approximated $24.3 million, $18.5 million, and $13.9 million of the Company’s consolidated net sales. Accounts receivable, net of allowances, from three customers approximated $5.3 million, $3.0 million, and $1.8 million at December 31, 2007. Accounts receivable, net of allowances, from four customers approximated $3.6 million, $2.9 million, $2.8 million, and $2.3 million at June 30, 2007.

6.              Inventories

Inventories are summarized as follows (in thousands):

	December 31, 2007	June 30, 2007

Piece goods (held by contractors)	$3,386	$9,139
Finished goods:
In warehouse	30,221	27,936
In transit	8,696	7,300
	$42,303	$44,375

7.              Short-term Borrowings

Effective June 20, 2005, the Company entered into a revolving credit facility with HSBC Bank USA, National Association (“HSBC”). The credit facility provides the Company with a revolving line of credit, which can be used for loans and letters of credit of up to $62,500,000, with a sublimit for loans of $45,000,000. Under the credit facility, the aggregate credit available to the Company is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by HSBC. Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility). The credit facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility. At December 31, 2007, there were no loans and $15.2 million of letters of credit outstanding under this credit facility. The Company had credit availability of approximately $17.2 million.

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

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

Loan borrowings and repayments were $12.8 million and $12.8 million, respectively, during the six months ended December 31, 2007. There were no loan borrowings or repayments under the revolving credit facility during the six months ended December 31, 2006.

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

8.              Senior Secured Notes

In connection with the acquisition of the Company in June 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000. The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes. The senior secured notes principal amount outstanding at December 31, 2007 is $138,288,000, including the unamortized original issue discount of $4,608,000 as of December 31, 2007. The notes bear cash interest at 11.25%. After giving effect to the original issue discount and costs associated with the transaction, the notes have an effective interest rate of approximately 13.7%. The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005. The notes are collateralized by a second priority lien on substantially all of the assets of the Company. The notes are subordinated to amounts outstanding under the revolving credit facility.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year. Senior secured note aggregate principal amounts of $221,000 and $17,429,000 were repurchased during November 2007 and 2006, respectively, in connection with excess cash flow offers made by the Company. The November 2007 and 2006 repurchases of the notes, which were at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, approximated $234,000 and $18.4 million, respectively. The Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 2006 repurchase. Unamortized original issue discount and deferred financing costs associated with the November 2007 repurchase were not significant.

For the six months ended December 31, 2007, the Company generated excess cash flow, as defined by the senior secured notes debt agreement. However, the amounts of excess cash flows to be applied to the repayment of debt in future periods are based on year-end results and are not currently determinable. The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

In addition to the excess cash flow repurchases, the Company also repurchased $16,062,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $16.3 million on June 29, 2007. The Company wrote-off $1.4 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the June 29, 2007 senior secured note repurchase.

In January 2008, the Company purchased, at a discount, $6.0 million of outstanding senior secured notes on the open market. A gain of approximately $0.5 million, net of tax, consisting of unamortized original issue discount and deferred financing costs and the discount paid to repurchase the senior secured notes will be recorded in the quarter ending March 31, 2008.

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

9.              Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on July 1, 2007. As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits, none of which, if recognized, would significantly affect the effective tax rate. Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.

The Company is subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date. The Company does not believe it is reasonably possible the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company reviews its annual effective tax rate on a quarterly basis and makes the necessary changes if information or events warrant such changes. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income within different tax jurisdictions; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state and federal tax authorities; or impacts from tax law changes. The Company’s effective income tax rate for the six months ended December 31, 2007 and 2006 was 53.6% and 41%, respectively. The increase in the effective tax rate is substantially due to the inclusion of interest expense related to uncertain tax positions.

10.       Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company. Verrazano was formed in 2004 and commenced operations in 2005. The following condensed consolidating financial information as of December 31, 2007 and June 30, 2007 and for the three and six months ended December 31, 2007 and 2006 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Balance Sheet

As of December 31, 2007

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total
Assets
Current assets:
Cash and equivalents	$16,186			$16,186
Receivables, net	12,384	$2,984		15,368
Inventories	40,203	2,100		42,303
Deferred income taxes	2,456	332		2,788
Other current assets	2,538	13,562	$(13,504)	2,596
Total current assets	73,767	18,978	(13,504)	79,241
Equipment and leasehold improvements, net	860			860
Intangible assets, net	100,514	1,470		101,984
Deferred financing costs, net	6,185			6,185
Investment in subsidiary	18,402		(18,402)
Other assets	47			47
Total assets	$199,775	$20,448	$(31,906)	$188,317
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,947	$1,766		$9,713
Accrued expenses and other current liabilities	15,257	274	$(13,504)	2,027
Total current liabilities	23,204	2,040	(13,504)	11,740
Senior secured notes	133,680			133,680
Income taxes	9,595	6		9,601
Deferred rent	358			358
Total liabilities	166,837	2,046	(13,504)	155,379
Commitments and contingencies
Redeemable convertible preferred stock	50,110			50,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	253	8,741	(8,741)	253
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings	8,572	9,661	(9,661)	8,572
Total stockholders’ equity (deficit)	(17,172)	18,402	(18,402)	(17,172)
Total liabilities and stockholders’ equity (deficit)	$199,775	$20,448	$(31,906)	$188,317

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

Rafaella Apparel Group, Inc. and Subsidiary
Condensed Consolidating Statement of Operations
For the three months ended December 31, 2007
(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$33,951	$8,612		$42,563
Cost of sales	27,443	5,854		33,297
Gross profit	6,508	2,758		9,266
Selling, general and administrative expenses	6,611	920		7,531
Operating income (loss)	(103)	1,838		1,735
Interest expense	4,567			4,567
Income (loss) before provision for (benefit from) income taxes	(4,670)	1,838		(2,832)
Provision for (benefit from) income taxes	(1,666)	733		(933)
Equity in earnings of subsidiary	1,105		$(1,105)
Net income (loss)	(1,899)	1,105	(1,105)	(1,899)
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income (loss) available to common stockholders	$(2,899)	$1,105	$(1,105)	$(2,899)

Rafaella Apparel Group, Inc. and Subsidiary
Condensed Consolidating Statement of Operations
For the three months ended December 31, 2006
(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$37,692	$5,087		$42,779
Cost of sales	27,745	2,713		30,458
Gross profit	9,947	2,374		12,321
Selling, general and administrative expenses	6,738	516		7,254
Operating income	3,209	1,858		5,067
Interest expense	7,068			7,068
Income (loss) before provision for (benefit from) income taxes	(3,859)	1,858		(2,001)
Provision for (benefit from) income taxes	(1,583)	762		(821)
Equity in earnings of subsidiary	1,096		$(1,096)
Net income (loss)	(1,180)	1,096	(1,096)	(1,180)
Dividends accrued on redeemable convertible preferred stock	981			981
Net income (loss) available to common stockholders	$(2,161)	$1,096	$(1,096)	$(2,161)

Rafaella Apparel Group, Inc. and Subsidiary
Condensed Consolidating Statement of Operations
For the six months ended December 31, 2007
(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$68,392	$21,583		$89,975
Cost of sales	49,907	14,775		64,682
Gross profit	18,485	6,808		25,293
Selling, general and administrative expenses	13,559	1,563		15,122
Operating income	4,926	5,245		10,171
Interest expense	9,170			9,170
Income (loss) before provision for (benefit from) income taxes	(4,244)	5,245		1,001
Provision for (benefit from) income taxes	(1,433)	1,969		536
Equity in earnings of subsidiary	3,276		$(3,276)
Net income	465	3,276	(3,276)	465
Dividends accrued on redeemable convertible preferred stock	2,000			2,000
Net income (loss) available to common stockholders	$(1,535)	$3,276	$(3,276)	$(1,535)

Rafaella Apparel Group, Inc. and Subsidiary
Condensed Consolidating Statement of Operations
For the six months ended December 31, 2006
(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$85,664	$13,934		$99,598
Cost of sales	55,441	9,401		64,842
Gross profit	30,223	4,533		34,756
Selling, general and administrative expenses	13,577	1,277		14,854
Operating income	16,646	3,256		19,902
Interest expense	12,494			12,494
Income before provision for income taxes	4,152	3,256		7,408
Provision for income taxes	1,702	1,335		3,037
Equity in earnings of subsidiary	1,921		$(1,921)
Net income	4,371	1,921	(1,921)	4,371
Dividends accrued on redeemable convertible preferred stock	2,000			2,000
Net income available to common stockholders	$2,371	$1,921	$(1,921)	$2,371

Rafaella Apparel Group, Inc. and Subsidiary
Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Cash flows provided by operating activities:
Net income	$465	$3,276	$(3,276)	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	894			894
Accretion of original issue discount	512			512
Depreciation and amortization	2,064	165		2,229
Stock-based compensation expense	12			12
Income taxes	402	(210)		192
Deferred rent	38			38
Equity in earnings of subsidiary	(3,276)		3,276
Changes in operating assets and liabilities:
Accounts receivable	4,798	619		5,417
Inventories	(1,191)	3,263		2,072
Other current assets	(407)	(4,508)	4,505	(410)
Accounts payable	(1,354)	(2,819)		(4,173)
Accrued expenses and other current liabilities	2,690	214	(4,505)	(1,601)
Other assets	(6)			(6)
Net cash provided by operating activities	5,641			5,641
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(635)			(635)
Net cash used in investing activities	(635)			(635)
Cash flows used in financing activities:
Repurchase of senior secured notes	(210)			(210)
Net cash used in financing activities	(210)			(210)
Net increase in cash and cash equivalents	4,796			4,796
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$16,186	$	$	$16,186

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2006

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total
Cash flows provided by operating activities:
Net income	$4,371	$1,921	$(1,921)	$4,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	2,087			2,087
Accretion of original issue discount	439			439
Depreciation and amortization	2,285	220		2,505
Stock-based compensation expense	158			158
Income taxes	(558)	125		(433)
Deferred rent	58			58
Equity in earnings of subsidiary	(1,921)		1,921
Changes in operating assets and liabilities:
Accounts receivable	7,157	(481)		6,676
Inventories	(12,124)	3,716		(8,408)
Other current assets	2,671	(5,910)	4,510	1,271
Accounts payable	2,536	(266)		2,270
Accrued expenses and other current liabilities	5,187	706	(4,510)	1,383
Net cash provided by operating activities	12,346	31		12,377
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(40)			(40)
Net cash used in investing activities	(40)			(40)
Cash flows used in financing activities:
Decrease in book overdraft	(222)	(31)		(253)
Repurchase of senior secured notes	(16,558)			(16,558)
Net cash used in financing activities	(16,780)	(31)		(16,811)
Net decrease in cash and cash equivalents	(4,474)			(4,474)
Cash and cash equivalents, beginning of period	27,273			27,273
Cash and cash equivalents, end of period	$22,799	$	$	$22,799

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

We are an established designer, sourcer and marketer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under our Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the production of our clothing line to manufacturers primarily in Asia, primarily via our agent in Hong Kong, and sell directly to department, specialty and chain stores and off-price retailers.  During fiscal 2007, we had over 600 customers, representing over 3,800 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

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

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended December 31, 2007 and 2006.

	Quarterly Periods Ended
(in thousands, except percentages)	December 31, 2007		December 31, 2006
Net sales	$42,563	100.0%	$42,779	100.0%
Cost of sales	33,297	78.2	30,458	71.2
Gross profit	9,266	21.8	12,321	28.8
Selling, general and administrative expenses	7,531	17.7	7,254	17.0
Operating income	1,735	4.1	5,067	11.8
Interest expense	4,567	10.7	7,068	16.5
Income (loss) before provision for (benefit from) income taxes	(2,832)	(6.7)	(2,001)	(4.7)
Provision for (benefit from) income taxes	(933)	(2.2)	(821)	(1.9)
Net income (loss)	(1,899)	(4.5)	(1,180)	(2.8)

Quarterly period ended December 31, 2007 compared to quarterly period ended December 31, 2006

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended December 31, 2007, as compared to the financial statements for the quarterly period ended December 31, 2006.

Net sales.  Net sales for the quarterly period ended December 31, 2007 was $42.6 million.  As compared to net sales of $42.8 million for the quarterly period ended December 31, 2006, net sales decreased by approximately $0.2 million or 0.5%.  The reduction of net sales was principally due to an increase in gross sales of $0.9 million, related to an increase in volume (approximately 4%) net of a decrease in average revenue per unit (approximately 3%), offset by an increase in customer discounts ($0.1 million) and customer sales allowances ($1.5 million).   The increase in customer volume was primarily attributed to an increase in private label sales and a change in the retailers’ calendar resulting in a shift of certain shipments from the quarterly period ended September 30, 2007 to the quarterly period ended December 31, 2007.  The increase was primarily offset by a decrease in anticipated reductions of sales from one customer and off-price sales.  The decrease in average revenue per unit was primarily attributed to off-price sales.

Gross profit.  Gross profit for the quarterly period ended December 31, 2007 was $9.3 million. As a percentage of net sales, gross profit over this period was 21.8%.  As compared to the gross profit of $12.3 million for the quarterly period ended December 31, 2006 (28.8% of net sales), gross profit decreased by $3.1 million or 24.8%.  Gross profit as a percentage of net sales was unfavorably impacted by higher customer allowances and lower margins associated with off-price customer sales during the quarterly period ended December 31, 2007 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended December 31, 2007 was $7.5 million. As compared to selling, general and administrative expenses of $7.3 million for the quarterly period ended December 31, 2006, there was an increase of $0.3 million  or 3.8%.  Increases in marketing expenses ($0.7 million) and warehouse and distribution costs ($0.3 million) were the primary contributors to the overall increase.  The increase was partially offset by a decrease in compensation expenses ($1.1 million).  As a percentage of net sales, selling, general and administrative expenses was 17.7% for the quarterly period ended December 31, 2007 and 17.0% for the quarterly period ended December 31, 2006.

Operating income.  Operating income for the quarterly period ended December 31, 2007 was $1.7 million.  As compared to operating income of $5.1 million for the quarterly period ended December 31, 2006, operating income decreased by $3.3 million or 65.8%.  The decrease was due to the changes in net sales, gross profit and selling, general and administrative expenses, as described above.

Interest.  Interest for the quarterly period ended December 31, 2007 was $4.6 million.  As compared to interest of $7.1 million for the quarterly period ended December 31, 2006, interest decreased by $2.5 million or 35.4%.  The decrease in interest expense was primarily a result of a reduction in interest expense incurred of $2.7 million due to our senior secured note repurchases, partially offset by a decrease in interest income of $0.2 million.  During the quarterly period ended December 31, 2006, the Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with its November 2006 note repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2007 note repurchase were not significant.

Income taxes.  We recorded a benefit from income taxes of $0.9 million for the quarterly period ended December 31, 2007, as a result of our loss before income taxes of $2.8 million.  For the quarterly period ended December 31, 2006, we recorded a benefit from income taxes of $0.8 million.

Net loss.  Net loss for the quarterly period ended December 31, 2007 was $1.9 million.  Net loss as a percentage of net sales for the quarterly period ended December 31, 2007 was 4.5%.  As compared to the net loss of $1.2 million for the quarterly period ended December 31, 2006 (2.8% of sales), our net loss increased by $0.7 million.  This increase  was a result of the changes described above.

The following table summarizes our historical operations as a percentage of net sales for the six-month periods ended December 31, 2007 and 2006.

	Six-Month Periods Ended
(in thousands, except percentages)	December 31, 2007		December 31, 2006
Net sales	$89,975	100.0%	$99,598	100.0%
Cost of sales	64,682	71.9	64,842	65.1
Gross profit	25,293	28.1	34,756	34.9
Selling, general and administrative expenses	15,122	16.8	14,854	14.9
Operating income	10,171	11.3	19,902	20.0
Interest expense	9,170	10.2	12,494	12.5
Income (loss) before provision for (benefit from) income taxes	1,001	1.1	7,408	7.4
Provision for (benefit from) income taxes	536	0.6	3,037	3.0
Net income (loss)	465	0.5	4,371	4.4

Six-month period ended December 31, 2007 compared to six-month period ended December 31, 2006

Set forth below is a description of the results of operations derived from the financial statements for the six-month period ended December 31, 2007, as compared to the financial statements for the six-month period ended December 31, 2006.

Net sales.  Net sales for the six-month period ended December 31, 2007 was $90.0 million.  As compared to net sales of $99.6 million for the six-month period ended December 31, 2006, net sales decreased by approximately $9.6 million or 9.7%.  The reduction of net sales was principally due to a reduction in gross sales of $10.4 million, related to a decrease in volume (approximately 5%) and a decrease in average revenue per unit (approximately 4%), and an increase in customer sales allowances ($0.6 million), partially offset by a decrease in customer discounts ($1.2 million).  The decrease in customer volume was primarily attributed to a decrease in anticipated reductions of sales from one customer and decreases in department store and off-price sales.  The volume decrease was partially offset by an increase in private label sales.  The decrease in average revenue per unit was primarily attributed to off-price sales.

Gross profit.  Gross profit for the six-month period ended December 31, 2007 was $25.3 million. As a percentage of net sales, gross profit over this period was 28.1%.  As compared to the gross profit of $34.8 million for the six-month period ended December 31, 2006 (34.9% of net sales), gross profit decreased by $9.5 million or 27.2%.  The decrease in gross profit was primarily the result of the drop in net sales of $9.6 million.  Gross profit as a percentage of net sales was unfavorably impacted by higher customer allowances, lower margins associated with off-price customer sales, and changes among our customer mix during the six-month period ended December 31, 2007 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six-month period ended December 31, 2007 was $15.1 million. As compared to selling, general and administrative expenses of $14.9 million for the six-month period ended December 31, 2006, there was an increase of $0.3 million or 1.8%.  Increases in marketing expenses ($1.3 million) and warehouse and distribution costs ($0.3 million) were the primary contributors to the overall increase.  The increase was partially offset by decreases in compensation ($1.2 million) and depreciation and amortization ($0.3 million).  As a percentage of net sales, selling, general and administrative expenses was 16.8% for the six-month period ended December 31, 2007 and 14.9% for the six-month period ended December 31, 2006.

Operating income.  Operating income for the six-month period ended December 31, 2007 was $10.2 million.  As compared to operating income of $19.9 million for the six-month period ended December 31, 2006, operating income decreased by $9.7 million or 48.9%.  The decrease was due to the changes in net sales, gross profit and selling, general and administrative expenses, as described above.

Interest.  Interest for the six-month period ended December 31, 2007 was $9.2 million.  As compared to interest of $12.5 million for the six-month period ended December 31, 2006, interest decreased by $3.3 million or 26.6%.  The decrease in interest expense was primarily a result of a reduction in interest expense incurred of $3.8 million due to our senior secured note repurchases, partially offset by a decrease in interest income of $0.4 million.  During the quarterly period ended December 31, 2006, the Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with its November 2006 note repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2007 note repurchase were not significant.

Income taxes.  We recorded a provision for income taxes of $0.5 million for the six-month period ended December 31, 2007, as a result of our income before income taxes of $1.0 million.  For the six-month period ended December 31, 2006, we recorded a provision for income taxes of $3.0 million.  Our effective income tax rate for the six-month period ended December 31, 2007 and 2006 was 53.6% and 41%, respectively.  The increase in the effective tax rate is substantially due to the inclusion of interest expense with respect to uncertain tax positions (as permitted under FIN 48).

Net income.  Net income for the six-month period ended December 31, 2007 was $0.5 million.  Net income as a percentage of net sales for the six-month period ended December 31, 2007 was 0.5%.  As compared to net income of $4.4 million for the six-month period ended December 31, 2006 (4.4% of sales), net income decreased by $3.9 million.  This decrease was a result of the changes described above.

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

Effective June 20, 2005, we entered into a revolving credit facility with two banks.  The credit facility provides us with a revolving line of credit, which can be used for loans and letters of credit of up to $62.5 million, with a sublimit for loans of $45.0 million.  Under the credit facility, the aggregate credit available to us is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by the banks.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility).  The credit facility requires a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility.  At December 31, 2007, there were no loans under the revolving credit facility and $15.2 million of letters of credit outstanding under the credit facility.  We had credit availability of approximately $17.2 million.

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011.  These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.

The credit facility is collateralized by substantially all of our assets and expires on June 20, 2010.  The senior secured notes are collateralized by a second priority lien on substantially all of our assets.  The revolving credit agreement and the indenture to the notes contain various covenants that, among other things, place limitations on dividends and repurchases of capital stock, investments, asset sales, incurrence of additional indebtedness and have cross-default provisions.  Further, the revolving credit agreement also contains covenants that require us to report net income on a rolling six-month period for the periods ended September 30, December 31, March 31 and June 30 and maintain a minimum level of working capital, which escalates during the term of the agreement.  The working capital covenant was $40,000,000 as of December 31, 2007.  As of December 31, 2007, we were in compliance with the financial covenants included in the credit facility and the notes.

Within 100 days after the end of the fiscal year beginning with the fiscal year ending June 30, 2006, we are required to make an offer to repurchase senior secured notes at 101% of the principal amount at maturity, plus accrued and unpaid interest and additional interest to the date of purchase with 50% of our excess cash flow, as defined by the senior secured notes debt agreement, from the previous fiscal year.  Senior secured note aggregate principal amounts of $221,000 and $17,429,000 were repurchased during November 2007 and 2006, respectively, in connection with excess cash flow offers made by the Company.  The November 2007 and 2006 repurchases of the notes, which were at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, approximated $234,000 and $18.4 million, respectively.  We wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 2006 repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2007 repurchase were not significant.

For the six months ended December 31, 2007, the Company generated excess cash flow, as defined by the senior secured notes debt agreement.  However, the amounts of excess cash flows to be applied to the repayment of debt in future periods are based on year-end results and are not currently determinable.  We will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

We repurchased $16,062,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $16.3 million on June 29, 2007.  We wrote-off $1.4 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the June 29, 2007 senior secured note repurchase.

In January 2008, we purchased, at a discount, $6.0 million of outstanding senior secured notes on the open market.  A gain of approximately $0.5 million, net of tax, consisting of unamortized original issue discount and deferred financing costs and the discount paid to repurchase the senior secured notes will be recorded in the quarter ending March 31, 2008.

We are exposed to certain known tax contingencies that may have a material effect on our liquidity, capital resources or results of operations. Additionally, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes. Management believes that we have made appropriate arrangements in respect of the future effect on us of these known tax contingencies. Management also believes that the amount of cash available to us from our operations, together with cash from financing, will be sufficient for us to pay any known tax contingencies as they become due without materially affecting our ability to conduct our operations and invest in the growth of our business. Refer to

Note 9 of our condensed consolidated financial statements for the period ended December 31, 2007 for further information.

We continually review the capital expenditure needs for the business as they relate to the business’ information systems, infrastructure, and in-store expenditures and we anticipate that capital expenditures may increase in future periods.  We also anticipate that we will incur one-time and ongoing expenses, which may be substantial, to improve our infrastructure as a result of being a public company and support key branding/marketing initiatives.

We believe that cash flow from operations and available borrowings under our senior revolving credit facility will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the six-month periods ended December 31, 2007 and 2006.

	Six-Month Periods Ended
(in thousands)	December 31, 2007	December 31, 2006
Net cash provided by (used in):
Operating activities	$5,641	$12,377
Investing activities	(635)	(40)
Financing activities	(210)	(16,811)
Net increase (decrease) in cash and cash equivalents	$4,796	$(4,474)

Operating activities.  Cash flows provided by operating activities for the six-month period ended December 31, 2007 and 2006 were $5.6 million and $12.4 million, respectively.  The decrease in cash flows provided by operating activities from 2006 to 2007 is primarily related to the decrease in our operating income offset by cash interest paid in connection with our November 2006 senior secured note repurchase.

Investing activities.  Net cash used in investing activities for the six-month period ended December 31, 2007 was $0.6 million.  The cash usage was a result of capital expenditures.  Net cash used in investing activities for the six-month period ended December 31, 2006 was not significant.

Financing activities.  Net cash used in financing activities for the six-month period ended December 31, 2007 was $0.2 million.  Net cash used in financing activities for the six-month period ended December 31, 2006 was $16.8 million.  The use of cash was primarily the result of the repurchase of senior secured notes in connection with the November 2007 and 2006 excess cash flow offers discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had outstanding letters of credit totaling $14.7 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $0.5 million issued by HSBC, which serve as security for obligations under certain operating leases.

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

Contractual Obligations

As a result of the Company’s adoption of FIN 48, effective July 1, 2007, we recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.  Tax expense during the six months ended December 31, 2007 related to accrued interest with respect to these uncertain tax positions have increased these balances by approximately $0.2 million.  The timing of settlement of these tax liabilities is uncertain at this time.

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

Recent Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on July 1, 2007. As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits, none of which, if recognized, would significantly affect the effective tax rate. Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings. We recognize interest expense related to unrecognized tax benefits in income tax expense.

We are subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date. We do not believe it is reasonably possible the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein.  Loan borrowings and repayments under the revolving credit facility were $12.8 million and $12.8 million, respectively, during the six months ended December 31, 2007.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended December 31, 2007, there were no material changes to the Company’s previously disclosed legal proceedings.  Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

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

February 13, 2008	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Chad J. Spooner
Chad J. Spooner
Chief Financial Officer
(Principal Financial and
Accounting Officer)