Form 10-Q
period 2008-03-31
RAFAELLA APPAREL GROUP,INC.
filed 2008-05-15
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 333-138342

Rafaella Apparel Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-2745750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Broadway, New York, New York 10018

(212) 403-0300

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 15, 2008, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

For the Quarterly Period Ended March 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

(unaudited)

	March 31, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$9,510	$11,390
Receivables, net	25,739	20,785
Inventories	37,228	44,375
Deferred income taxes	2,701	3,510
Other current assets	2,434	2,186
Total current assets	77,612	82,246
Equipment and leasehold improvements, net	989	284
Intangible assets, net	100,899	104,154
Deferred financing costs, net	5,502	7,079
Other assets	47	41
Total assets	$185,049	$193,804
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,005	$13,886
Accrued expenses and other current liabilities	5,389	3,628
Current portion of senior secured notes		234
Total current liabilities	13,394	17,748
Senior secured notes	128,138	133,144
Income taxes	9,205	9,750
Deferred rent	372	320
Total liabilities	151,109	160,962
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	51,110	48,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	259	241
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings	8,568	10,488
Total stockholders’ equity (deficit)	(17,170)	(15,268)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$185,049	$193,804

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Net sales	$46,394	$45,633
Cost of sales	33,434	29,816
Gross profit	12,960	15,817
Selling, general and administrative expenses	8,633	8,088
Operating income	4,327	7,729
Interest expense	3,675	4,947
Income (loss) before provision for (benefit from) income taxes	652	2,782
Provision for (benefit from) income taxes	(343)	1,141
Net income (loss)	995	1,641
Dividends accrued on redeemable convertible preferred stock.	1,000	1,000
Net income (loss) available to common stockholders	$(5)	$641

	Nine Months Ended
	March 31, 2008	March 31, 2007

Net sales	$136,369	$145,231
Cost of sales	98,115	94,658
Gross profit	38,254	50,573
Selling, general and administrative expenses	23,755	22,942
Operating income	14,499	27,631
Interest expense	12,845	17,440
Income (loss) before provision for (benefit from) income taxes	1,654	10,191
Provision for (benefit from) income taxes	193	4,178
Net income (loss)	1,461	6,013
Dividends accrued on redeemable convertible preferred stock.	3,000	3,000
Net income (loss) available to common stockholders	$(1,539)	$3,013

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 31, 2008	March 31, 2007
Cash flows provided by operating activities:
Net income	$1,461	$6,013
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	1,577	2,574
Accretion of original issue discount	774	706
Depreciation and amortization	3,364	3,764
Stock-based compensation expense	18	217
Income taxes	(117)	(708)
Deferred rent	52	157
Gain on senior secured notes purchase	(989)
Changes in operating assets and liabilities:
Accounts receivable	(4,954)	(3,404)
Inventories	7,147	(2,618)
Other current assets	(248)	1,971
Accounts payable	(5,881)	(9,676)
Accrued expenses and other current liabilities	1,761	5,651
Other assets	(6)
Net cash provided by operating activities	3,959	4,647
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(814)	(76)
Net cash used in investing activities	(814)	(76)
Cash flows used in financing activities:
Decrease in book overdraft		(461)
Repurchase of senior secured notes	(5,025)	(16,558)
Net cash used in financing activities	(5,025)	(17,019)
Net increase (decrease) in cash and cash equivalents	(1,880)	(12,448)
Cash and cash equivalents, beginning of period	11,390	27,273
Cash and cash equivalents, end of period	$9,510	$14,825

Supplemental disclosures of non-cash financing activities:
Accretion of preferred stock to redemption value	$3,000	$3,000

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three and nine months ended March 31, 2008 and 2007, and its cash flows for the nine months ended March 31, 2008 and 2007.  These adjustments consist of normal recurring adjustments.  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

At June 30, 2006, 916,666 stock options were outstanding pursuant to formal stock option grants or committed pursuant to contractual obligations of the Company.  During October 2006, the Company formally granted 777,777 stock options, which included 666,666 stock options the Company was committed to issue pursuant to contractual obligations at June 30, 2006 and an additional 111,111 stock options pursuant to an employment agreement for which service commenced in August 2006.  Other than the August 2006 stock option award and a grant of 83,334 stock options in May 2007, there were no other stock option grants, exercises or forfeitures during the year ended June 30, 2007 or the nine-month period ended March 31, 2008.  Accordingly, at March 31, 2008, options to purchase a total of 1,111,111 shares of common stock of the Company at $5.33 per share were outstanding.  At March 31, 2008, 402,778 options were vested and exercisable.  Of the outstanding and unvested options, 250,000 vest within the next year and 458,333 vest over a three year period.  The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 8.3 years.

As of March 31, 2008, 555,556 stock options are subject to certain call right provisions under the Plan.  As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

Liquidity Event, as defined.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of March 31, 2008, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $379,000 at March 31, 2008.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $59,000 during the three months ended March 31, 2008 and 2007, respectively.  During the nine months ended March 31, 2008 and 2007, the Company recorded compensation expense of approximately $18,000 and $217,000, respectively.  As of March 31, 2008, there was an additional $48,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 2.1 years.

Pursuant to a January 2008 employment agreement, the Company is obligated to pay certain cash payments equal to two and five-tenths percent (2.5%) of the Appreciated Value of the Company in connection with Sale Transactions and two and five-tenths percent (2.5%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined in the employment agreement).  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of March 31, 2008, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

3.              Recent Accounting Pronouncements

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS 157 for one year for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The Company is currently analyzing SFAS 157 and its impact on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position No. (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this FSP, if any, on its results of operations and financial position.

4.              Receivables

Receivables consist of (in thousands):

	March 31, 2008	June 30, 2007

Due from factor	$15,671	$14,562
Trade receivables	17,459	13,141
	33,130	27,703
Less: Allowances for sales returns, discounts, and credits	7,391	6,918
	$25,739	$20,785

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

For the three months ended March 31, 2008 and 2007, the provision for sales returns, discounts and credits charged to earnings was $8,423,000 and $7,541,000, respectively, and decreased by authorized deductions taken by customers of $8,885,000 and $8,538,000, respectively.  For the nine months ended March 31, 2008 and 2007, the provision for sales returns, discounts and credits charged to earnings was $26,531,000 and $26,426,000, respectively, and decreased by authorized deductions taken by customers of $26,058,000 and $26,348,000, respectively.

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

For the three months ended March 31, 2008, sales to three customers approximated $9.4 million, $9.0 million, and $6.9 million of the Company’s consolidated net sales.  For the three months ended March 31, 2007, sales to three customers approximated $8.5 million, $8.1 million, and $4.6 million of the Company’s consolidated net sales.  For the nine months ended March 31, 2008, sales to three customers approximated $28.7 million, $27.6 million, and $24.9 million of the Company’s consolidated net sales.  For the nine months ended March 31, 2007, sales to three customers approximated $32.4 million, $28.1 million, and $16.9 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from three customers approximated $4.7 million, $3.9 million, and $3.6 million at March 31, 2008.  Accounts receivable, net of allowances, from four customers approximated $3.6 million, $2.9 million, $2.8 million, and $2.3 million at June 30, 2007.

6.              Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2008	June 30, 2007

Piece goods (held by contractors)	$1,477	$9,139
Finished goods:
In warehouse	31,324	27,936
In transit	4,427	7,300
	$37,228	$44,375

7.              Short-term Borrowings

Effective June 20, 2005, the Company entered into a revolving credit facility with HSBC Bank USA, National Association (“HSBC”).  The credit facility provides the Company with a revolving line of credit, which can be used for loans and letters of credit of up to $62,500,000, with a sublimit for loans of $45,000,000.  Under the credit facility, the aggregate credit available to the Company is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by HSBC.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility).  The credit facility provides

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

for a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility.  At March 31, 2008, there were no loans and $8.9 million of letters of credit outstanding under this credit facility.  The Company had credit availability of approximately $32.8 million.

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

Loan borrowings and repayments were $12.8 million and $12.8 million, respectively, during the nine months ended March 31, 2008.  There were no loan borrowings or repayments under the revolving credit facility during the nine months ended March 31, 2007.

The credit facility is collateralized by substantially all the assets of the Company and expires on June 20, 2010.  The credit agreement contains various covenants that, among others, require the Company to maintain a minimum level of working capital, report net income on a rolling six month period for the periods ended September 30, December 31, March 31 and June 30 and places limitations on dividends and repurchases of capital stock, investments, asset sales and incurrence of additional indebtedness.  A default on the senior secured notes will trigger a default under this arrangement.

During the quarter ended March 31, 2008, the Company amended its credit facility, whereby for the rolling six month period ended March 31, 2008, the Company was permitted to incur a net loss of up to $2,000,000.  The Company was in compliance with its financial covenants as of March 31, 2008; however, the Company’s forecasts indicated that there was the likelihood that the Company would not be in compliance with its future net income financial covenant and, accordingly, the Company sought to further amend the covenant.  Subsequent to March 31, 2008, the Company amended the credit facility net income financial covenant.  For purposes of determining compliance with the net income financial covenant, effective with the quarter ending June 30, 2008, the definition of net income was amended to exclude noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets; the aggregate maximum amount of the noncash exclusions, in any one quarter, may not exceed $2,500,000 commencing with the fiscal quarters ending on or after September 30, 2008.

8.              Senior Secured Notes

In connection with the acquisition of the Company in June 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  The senior secured notes principal amount outstanding at March 31, 2008 is $132,288,000, including the unamortized original issue discount of $4,150,000 as of March 31, 2008.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the transaction, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the revolving credit facility.

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

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2008 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2008 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2008 is based on actual year-end results, the excess cash flow repurchase, if any, could differ materially from the amount estimated.

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

In January 2008, the Company purchased, at a discount, $6.0 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $0.7 million, consisting of unamortized original issue discount and deferred financing costs and the discount paid to purchase the senior secured notes was recorded to interest expense during the quarter ended March 31, 2008.

The debt agreement contains certain covenants, including limitations on dividends and repurchases of capital stock, investments, asset sales and additional indebtedness.  In addition, a default on the revolving credit facility will trigger a default with respect to the senior secured notes.

9.              Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on July 1, 2007.  As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits, none of which, if recognized, would significantly affect the effective tax rate.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.  The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  As of July 1, 2007 and March 31, 2008, accrued interest approximated $0.6 million and $0.9 million, respectively.

The Company is subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date.  The Company does not believe it is reasonably possible the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company reviews its annual effective tax rate on a quarterly basis and makes the necessary changes if information or events warrant such changes.  The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income within different tax jurisdictions; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state and federal tax authorities; or impacts from tax law changes.  The Company’s effective income tax rate for the nine months ended March 31, 2008 and 2007 was 11.7% and 41%, respectively.  The decrease in the effective tax rate is primarily attributed to income tax benefits resulting from changes in the level of income from operations within different state and local tax jurisdictions ($318,000), more than offset by income tax expense resulting from the pre-tax gain from the Company’s January 2008 senior secured note open market purchase ($262,000) and the effect of the inclusion of interest expense related to uncertain tax positions within income tax expense ($249,000).

10.       Commitments and Contingencies

The Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate,

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties.

The Company enters into employment and consulting agreements with certain of its employees from time to time.  These contracts typically provide for severance and other benefits.  Individually, none of the contracts are expected to be material, although in the aggregate, obligations under these contracts could be significant.  Additionally, the Company has certain operating leases, which are disclosed in the notes to the consolidated annual financial statements.  The Company has no other off-balance sheet arrangements.

11.       Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of March 31, 2008 and June 30, 2007 and for the three and nine months ended March 31, 2008 and 2007 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Balance Sheet

As of March 31, 2008

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total
Assets
Current assets:
Cash and equivalents	$9,510			$9,510
Receivables, net	23,851	$1,888		25,739
Inventories	35,866	1,362		37,228
Deferred income taxes	2,456	245		2,701
Other current assets	2,427	18,747	$(18,740)	2,434
Total current assets	74,110	22,242	(18,740)	77,612
Equipment and leasehold improvements, net	989			989
Intangible assets, net	99,512	1,387		100,899
Deferred financing costs, net	5,502			5,502
Investment in subsidiary	23,014		(23,014)
Other assets	47	258	(258)	47
Total assets	$203,174	$23,887	$(42,012)	$185,049
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,271	$734		$8,005
Accrued expenses and other current liabilities	24,126	3	$(18,740)	5,389
Total current liabilities	31,397	737	(18,740)	13,394
Senior secured notes	128,138			128,138
Income taxes	9,327	136	(258)	9,205
Deferred rent	372			372
Total liabilities	169,234	873	(18,998)	151,109
Commitments and contingencies
Redeemable convertible preferred stock	51,110			51,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	259	8,741	(8,741)	259
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings	8,568	14,273	(14,273)	8,568
Total stockholders’ equity (deficit)	(17,170)	23,014	(23,014)	(17,170)
Total liabilities and stockholders’ equity (deficit)	$203,174	$23,887	$(42,012)	$185,049

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

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$39,528	$6,866		$46,394
Cost of sales	28,050	5,384		33,434
Gross profit	11,478	1,482		12,960
Selling, general and administrative expenses	7,802	831		8,633
Operating income (loss)	3,676	651		4,327
Interest expense	3,675			3,675
Income (loss) before provision for (benefit from) income taxes	1	651		652
Provision for (benefit from) income taxes	3,617	(3,960)		(343)
Equity in earnings of subsidiary	4,611		$(4,611)
Net income (loss)	995	4,611	(4,611)	995
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income (loss) available to common stockholders	$(5)	$4,611	$(4,611)	$(5)

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$42,625	$3,008		$45,633
Cost of sales	27,181	2,635		29,816
Gross profit	15,444	373		15,817
Selling, general and administrative expenses	7,518	570		8.088
Operating income (loss)	7,926	(197)		7,729
Interest expense	4,947			4,947
Income (loss) before provision for (benefit from) income taxes	2,979	(197)		2,782
Provision for (benefit from) income taxes	1,222	(81)		1,141
Equity in earnings of subsidiary	(116)		$116
Net income (loss)	1,641	(116)	116	1,641
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income (loss) available to common stockholders	$641	$(116)	$116	$641

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$107,920	$28,449		$136,369
Cost of sales	77,957	20,158		98,115
Gross profit	29,963	8,291		38,254
Selling, general and administrative expenses	21,361	2,394		23,755
Operating income (loss)	8,602	5,897		14,499
Interest expense	12,845			12,845
Income (loss) before provision for (benefit from) income taxes	(4,243)	5,897		1,654
Provision for (benefit from) income taxes	2,184	(1,991)		193
Equity in earnings of subsidiary	7,888		$(7,888)
Net income (loss)	1,461	7,888	(7,888)	1,461
Dividends accrued on redeemable convertible preferred stock	3,000			3,000
Net income (loss) available to common stockholders	$(1,539)	$7,888	$(7,888)	$(1,539)

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Eliminations	Total

Net sales	$128,289	$16,942		$145,231
Cost of sales	82,622	12,036		94,658
Gross profit	45,667	4,906		50,573
Selling, general and administrative expenses	21,095	1,847		22,942
Operating income (loss)	24,572	3,059		27,631
Interest expense	17,440			17,440
Income (loss) before provision for (benefit from) income taxes	7,132	3,059		10,191
Provision for (benefit from) income taxes	2,924	1,254		4,178
Equity in earnings of subsidiary	1,805		$(1,805)
Net income (loss)	6,013	1,805	(1,805)	6,013
Dividends accrued on redeemable convertible preferred stock	3,000			3,000
Net income (loss) available to common stockholders	$3,013	$1,805	$(1,805)	$3,013

Rafaella Apparel Group, Inc. and Subsidiary
Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2008

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total

Cash flows provided by operating activities:
Net income	$1,461	$7,888	$(7,888)	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	1,577			1,577
Accretion of original issue discount	774			774
Depreciation and amortization	3,116	248		3,364
Stock-based compensation expense	18			18
Income taxes	134	7	(258)	(117)
Deferred rent	52			52
Gain on senior secured notes purchase	(989)			(989)
Equity in earnings of subsidiary	(7,888)		7,888
Changes in operating assets and liabilities:
Accounts receivable	(6,669)	1,715		(4,954)
Inventories	3,146	4,001		7,147
Other current assets	(296)	(9,693)	9,741	(248)
Accounts payable	(2,030)	(3,851)		(5,881)
Accrued expenses and other current liabilities	11,559	(57)	(9,741)	1,761
Other assets	(6)	(258)	258	(6)
Net cash provided by operating activities	3,959			3,959
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(814)			(814)
Net cash used in investing activities	(814)			(814)
Cash flows used in financing activities:
Repurchase of senior secured notes	(5,025)			(5,025)
Net cash used in financing activities	(5,025)			(5,025)
Net decrease in cash and cash equivalents	(1,880)			(1,880)
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$9,510	$	$	$9,510

Rafaella Apparel Group, Inc. and Subsidiary

Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2007

(In thousands)

(unaudited)

	Rafaella
	Apparel Group	Verrazano	Eliminations	Total
Cash flows provided by operating activities:
Net income	$6,013	$1,805	$(1,805)	$6,013
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	2,574			2,574
Accretion of original issue discount	706			706
Depreciation and amortization	3,461	303		3,764
Stock-based compensation expense	217			217
Income taxes	(869)	161		(708)
Deferred rent	157			157
Equity in earnings of subsidiary	(1,805)		1,805
Changes in operating assets and liabilities:
Accounts receivable	(4,276)	872		(3,404)
Inventories	(7,736)	5,118		(2,618)
Other current assets	3,374	(6,971)	5,568	1,971
Accounts payable	(7,825)	(1,851)		(9,676)
Accrued expenses and other current liabilities	10,628	591	(5,568)	5,651
Net cash provided by operating activities	4,619	28		4,647
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(76)			(76)
Net cash used in investing activities	(76)			(76)
Cash flows used in financing activities:
Decrease in book overdraft	(433)	(28)		(461)
Repurchase of senior secured notes	(16,558)			(16,558)
Net cash used in financing activities	(16,991)	(28)		(17,019)
Net decrease in cash and cash equivalents	(12,448)			(12,448)
Cash and cash equivalents, beginning of period	27,273			27,273
Cash and cash equivalents, end of period	$14,825	$	$	$14,825

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidation in the Industry

There has been, and continues to be, consolidation activity in the retail women’s apparel industry.  With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing.  It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves.  There is also a possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors.  For example, May Department Store Company, formerly our largest customer, was acquired by Macy’s, Inc. (“Macy’s”) in August 2005, to whom we did not historically sell a significant amount of our products.  This acquisition had a negative impact on our business, because of overlap with Macy’s product and a decrease in sales as a result of store closures.

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

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and quota restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products at the current or increased levels.  Imports into the United States can also be subjected to various other restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. government altered a more than twenty year policy by applying its antisubsidy laws to certain exports from China.  Bills have been introduced and are pending in Congress which, if enacted, would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us.  The quota agreement, which remains in effect with respect to goods exported from China through December 31, 2008, allows for annual import growth in all categories.  The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions.  To the extent our suppliers are not able to acquire sufficient amounts of export quota for covered products, the cost of acquiring such quota increases, or a particular category is fully-utilized prior to year’s end, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found.

In addition, various economic factors in China including, but not limited to, the exchange rate between the U.S. and Chinese currencies, and increased costs for raw materials, labor and transportation, could materially impact the availability or the cost at which we could import our products.

We monitor these and other duty, tariff, quota and related economic developments and continually seek to minimize our potential exposure to these risks through, among other measures, shifts of production among countries and manufacturers.

In addition to the factors outlined above, our import operations may be adversely affected by political or economic instability resulting in the disruption of trade from exporting countries, any significant fluctuations in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended March 31, 2008 and 2007.

	Quarterly Periods Ended
(in thousands, except percentages)	March 31, 2008		March 31, 2007

Net sales	$46,394	100.0%	$45,633	100.0%
Cost of sales	33,434	72.1	29,816	65.3
Gross profit	12,960	27.9	15,817	34.7
Selling, general and administrative expenses	8,633	18.6	8,088	17.7
Operating income	4,327	9.3	7,729	16.9
Interest expense	3,675	7.9	4,947	10.8
Income (loss) before provision for (benefit from) income taxes	652	1.4	2,782	6.1
Provision for (benefit from) income taxes	(343)	(0.7)	1,141	2.5
Net income (loss)	995	2.1	1,641	3.6

Quarterly period ended March 31, 2008 compared to quarterly period ended March 31, 2007

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended March 31, 2008, as compared to the financial statements for the quarterly period ended March 31, 2007.

Net sales.  Net sales for the quarterly period ended March 31, 2008 was $46.4 million.  As compared to net sales of $45.6 million for the quarterly period ended March 31, 2007, net sales increased by approximately $0.8 million or 1.7%.  The increase of net sales was principally due to an increase in gross sales of $1.6 million, related to an increase in volume (approximately 5%) net of a decrease in average revenue per unit (approximately 2%), a decrease in customer discounts ($0.3 million), offset by an increase in customer sales allowances ($1.3 million).   The increase in customer volume was primarily attributed to an increase in private label sales, partially offset by a decrease in off-price sales.  The decrease in average revenue per unit was primarily attributed to off-price sales per unit, and a change in the composition of our sales, driven by an increase in private label sales and a decrease in department store sales.

Gross profit.  Gross profit for the quarterly period ended March 31, 2008 was $13.0 million.  As a percentage of net sales, gross profit over this period was 27.9%.  As compared to the gross profit of $15.8 million for the quarterly period ended March 31, 2007 (34.7% of net sales), gross profit decreased by $2.9 million or 18.1%.  Gross profit as a percentage of net sales was unfavorably impacted by higher customer allowances, lower margins associated with off-price customer sales, an increase in private label sales (at lower margins than department store sales) and an increase in inventory markdowns during the quarterly period ended March 31, 2008 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended March 31, 2008 was $8.6 million.  As compared to selling, general and administrative expenses of $8.1 million for the quarterly period ended March 31, 2007, there was an increase of $0.5 million or 6.7%.  Increases in marketing expenses ($0.8 million) and warehouse and distribution costs ($0.3 million) were the primary contributors to the overall increase.  The increase was partially offset by a decrease in compensation expenses ($0.6 million).  As a percentage of net sales, selling, general and administrative expenses was 18.6% for the quarterly period ended March 31, 2008 and 17.7% for the quarterly period ended March 31, 2007.

Operating income.  Operating income for the quarterly period ended March 31, 2008 was $4.3 million.  As compared to operating income of $7.7 million for the quarterly period ended March 31, 2007, operating income decreased by $3.4 million or 44.0%.  The decrease was due to the changes in net sales, gross profit and selling, general and administrative expenses, as described above.

Interest expense.  Interest expense for the quarterly period ended March 31, 2008 was $3.7 million.  As compared to interest expense of $4.9 million for the quarterly period ended March 31, 2007, interest expense decreased by $1.3 million or 25.7%.  The decrease in interest expense was primarily a result of a reduction in interest expense incurred of $0.7 million due to our November 2006, June 2007, and November 2007 senior secured note repurchases, pre-tax gain of $0.7 million associated with our January 2008 senior secured note open market purchase, partially offset by a decrease in interest income of $0.1 million.

Income taxes.  We recorded a benefit from income taxes of $0.3 million for the quarterly period ended March 31, 2008, as a result of our income before income taxes of $0.7 million.  For the quarterly period ended March 31, 2007, we recorded a provision for income taxes of $1.1 million.

Net income.  Net income for the quarterly period ended March 31, 2008 was $1.0 million.  Net income as a percentage of net sales for the quarterly period ended March 31, 2008 was 2.1%.  As compared to the net income of $1.6 million for the quarterly period ended March 31, 2007 (3.6% of sales), our net income decreased by $0.6 million.  This increase was a result of the changes described above.

The following table summarizes our historical operations as a percentage of net sales for the nine-month periods ended March 31, 2008 and 2007.

	Nine-Month Periods Ended
(in thousands, except percentages)	March 31, 2008		March 31, 2007

Net sales	$136,369	100.0%	$145,231	100.0%
Cost of sales	98,115	71.9	94,658	65.2
Gross profit	38,254	28.1	50,573	34.8
Selling, general and administrative expenses	23,755	17.4	22,942	15.8
Operating income	14,499	10.6	27,631	19.0
Interest expense	12,845	9.4	17,440	12.0
Income (loss) before provision for (benefit from) income taxes	1,654	1.2	10,191	7.0
Provision for (benefit from) income taxes	193	0.1	4,178	2.9
Net income (loss)	1,461	1.1	6,013	4.1

Nine-month period ended March 31, 2008 compared to nine-month period ended March 31, 2007

Set forth below is a description of the results of operations derived from the financial statements for the nine-month period ended March 31, 2008, as compared to the financial statements for the nine-month period ended March 31, 2007.

Net sales.  Net sales for the nine-month period ended March 31, 2008 was $136.4 million.  As compared to net sales of $145.2 million for the nine-month period ended March 31, 2007, net sales decreased by approximately $8.9 million or 6.1%.  The reduction of net sales was principally due to a reduction in gross sales of $8.8 million, related to a decrease in volume (approximately 1%) and a decrease in average revenue per unit (approximately 4%), and an increase in customer sales allowances ($1.9 million), partially offset by a decrease in customer discounts ($1.4 million).  The decrease in customer volume was primarily attributed to a decrease in anticipated reductions of sales from one customer and decreases in department store and off-price sales, partially offset by an increase in private label sales.  The decrease in average revenue per unit was primarily attributed to off-price sales per unit, and a change in the composition of our sales, driven by an increase in private label sales and a decrease in department store sales.

Gross profit.  Gross profit for the nine-month period ended March 31, 2008 was $38.3 million.  As a percentage of net sales, gross profit over this period was 28.1%.  As compared to the gross profit of $50.6 million for the nine-month period ended March 31, 2007 (34.8% of net sales), gross profit decreased by $12.3 million or 24.4%.  The decrease in gross profit was primarily the result of the drop in net sales of $8.9 million.  Gross profit as a percentage of net sales was unfavorably impacted by higher customer allowances, lower margins associated with off-price customer sales, and an increase in private label sales (at lower margins than department store sales) and an increase in inventory markdowns during the nine-month period ended March 31, 2008 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine-month period ended March 31, 2008 was $23.8 million.  As compared to selling, general and administrative expenses of $22.9 million for the nine-month period ended March 31, 2007, there was an increase of $0.8 million or 3.5%.  Increases in marketing expenses ($2.0 million) and warehouse and distribution costs ($0.7 million) were the primary contributors to the overall increase.  The increase was partially offset by decreases in compensation ($1.8 million) and depreciation and amortization ($0.4 million).  As a percentage of net sales, selling, general and administrative expenses was 17.4% for the nine-month period ended March 31, 2008 and 15.8% for the nine-month period ended March 31, 2007.

Operating income.  Operating income for the nine-month period ended March 31, 2008 was $14.5 million.  As compared to operating income of $27.6 million for the nine-month period ended March 31, 2007, operating income decreased by $13.1 million or 47.5%.  The decrease was due to the changes in net sales, gross profit and selling, general and administrative expenses, as described above.

Interest expense.  Interest expense for the nine-month period ended March 31, 2008 was $12.8 million.  As compared to interest expense of $17.4 million for the nine-month period ended March 31, 2007, interest expense decreased by $4.6 million or 26.3%.  The decrease in interest expense was primarily a result of a reduction in interest expense incurred of $4.5 million due to our November 2006, June 2007 and November 2007 senior secured note repurchases, pre-tax gain of $0.7 million associated with our January 2008 senior secured note open market purchase, partially offset by a decrease in interest income of $0.6 million.  During the quarterly period ended December 31, 2006, the Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with its November 2006 note repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2007 note repurchase were not significant.

Income taxes.  We recorded a provision for income taxes of $0.2 million for the nine-month period ended March 31, 2008, as a result of our income before income taxes of $1.7 million.  For the nine-month period ended March 31, 2007, we recorded a provision for income taxes of $4.2 million.  Our effective income tax rate for the nine-month period ended March 31, 2008 and 2007 was 11.7% and 41%, respectively.  The decrease in the effective tax rate is primarily attributed to income tax benefits resulting from changes in the level of income from operations within different state and local tax jurisdictions ($318,000), more than offset by income tax expense resulting from the pre-tax gain from the Company’s January 2008 senior secured note open market purchase ($262,000) and the effect of the inclusion of interest expense related to uncertain tax positions within income tax expense ($249,000).

Net income.  Net income for the nine-month period ended March 31, 2008 was $1.5 million.  Net income as a percentage of net sales for the nine-month period ended March 31, 2008 was 1.1%.  As compared to net income of $6.0 million for the nine-month period ended March 31, 2007 (4.1% of sales), net income decreased by $4.6 million.  This decrease was a result of the changes described above.

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

Effective June 20, 2005, we entered into a revolving credit facility with two banks.  The credit facility provides us with a revolving line of credit, which can be used for loans and letters of credit of up to $62.5 million, with a sublimit for loans of $45.0 million.  Under the credit facility, the aggregate credit available to us is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by the banks.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility).  The credit facility requires a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility.  At March 31, 2008, there were no loans under the revolving credit facility and $8.9 million of letters of credit outstanding under the credit facility.  We had credit availability of approximately $32.8 million.

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011.  These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.

The credit facility is collateralized by substantially all of the Company’s assets and expires on June 20, 2010.  The senior secured notes are collateralized by a second priority lien on substantially all of the Company’s assets.  The revolving credit agreement and the indenture to the notes contain various covenants that, among other things, place limitations on dividends and repurchases of capital stock, investments, asset sales, incurrence of additional indebtedness and have cross-default provisions.  Further, the revolving credit agreement also contains covenants that require the Company to report net income on a rolling six month period for the periods ended September 30, December 31, March 31 and June 30 and maintain a minimum level of working capital, which escalates during the term of the agreement.

During the quarter ended March 31, 2008, we amended our credit facility, whereby for the rolling six month period ended March 31, 2008, the Company was permitted to incur a net loss of up to $2,000,000.  The working capital covenant was $40,000,000 as of March 31, 2008.  The Company was in compliance with its financial covenants as of March 31, 2008; however, our forecasts indicated that there was the likelihood that the Company would not be in compliance with its future net income financial covenant and, accordingly, we sought to further amend the covenant.  Subsequent to March 31, 2008, we amended the credit facility net income financial covenant.  For purposes of determining compliance with the net income financial covenant, effective with the quarter ending June 30, 2008, the definition of net income was amended to exclude noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets; the aggregate maximum amount of the noncash exclusions, in any one quarter, may not exceed $2,500,000 commencing with the fiscal quarters ending on or after September 30, 2008.

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

The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2008 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2008 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2008 is based on actual year-end results, the excess cash flow repurchase, if any, could differ materially from the amount estimated.

We repurchased $16,062,000 of the senior secured notes at 101% of their principal amount at maturity, plus accrued and unpaid interest, for approximately $16.3 million on June 29, 2007.  We wrote-off $1.4 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the June 29, 2007 senior secured note repurchase.

In January 2008, we purchased, at a discount, $6.0 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $0.7 million, consisting of unamortized original issue discount and deferred financing costs and the discount paid to purchase the senior secured notes was recorded to interest expense during the quarter ended March 31, 2008.

We are exposed to certain known tax contingencies that may have a material effect on our liquidity, capital resources or results of operations.  Additionally, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.  Management believes that we have made appropriate arrangements in respect of the future effect on us of these known tax contingencies.  Management also believes that the amount of cash available to us from our operations, together with cash from financing, will be sufficient for us to pay any known tax contingencies as they become due without materially affecting our ability to conduct our operations and invest in the growth of our business.  Refer to Note 9 of our condensed consolidated financial statements for the period ended March 31, 2008 for further information.

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

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the nine-month periods ended March 31, 2008 and 2007.

	Nine-Month Periods Ended
(in thousands)	March 31, 2008	March 31, 2007
Net cash provided by (used in):
Operating activities	$3,959	$4,647
Investing activities	(814)	(76)
Financing activities	(5,025)	(17,019)
Net decrease in cash and cash equivalents	$(1,880)	$(12,448)

Operating activities.  Cash flows provided by operating activities for the nine-month period ended March 31, 2008 and 2007 were $4.0 million and $4.6 million, respectively.  The decrease in cash flows provided by operating activities from 2007 to 2008 is primarily attributed to the decrease in our operating income offset by reductions in payments associated with interest, income taxes and inventory purchases.

Investing activities.  Net cash used in investing activities for the nine-month period ended March 31, 2008 was $0.8 million.  The cash usage was a result of computer and software ($0.3 million), machinery and equipment ($0.3 million), and leasehold improvement ($0.2 million) capital expenditures.  Net cash used in investing activities for the nine-month period ended March 31, 2007 was not significant.

Financing activities.  Net cash used in financing activities for the nine-month period ended March 31, 2008 was $5.0 million.  Net cash used in financing activities for the nine-month period ended March 31, 2007 was $17.0 million.  The use of cash was primarily the result of the repurchase of senior secured notes in connection with the November 2007 and 2006 excess cash flow offers and our January 2008 senior secured note open market purchase discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had outstanding letters of credit totaling $7.3 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $1.6 million issued by HSBC, which serve as security for obligations under certain operating leases and a customs bond.

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

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS 157 for one year for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The Company is currently analyzing SFAS 157 and its impact on the Company’s financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position No. (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of this FSP, if any, on our results of operations and financial position.

Contractual Obligations

As a result of the Company’s adoption of FIN 48, effective July 1, 2007, we recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.  Tax expense during the nine months ended March 31, 2008 related to accrued interest with respect to these uncertain tax positions have increased these balances by approximately $0.3 million.  The timing of settlement of these tax liabilities is uncertain at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial product market prices and rates.  We are exposed to market risks, including changes in interest rates and a reduction in the value of the dollar.

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein.  Loan borrowings and repayments under the revolving credit facility were $12.8 million and $12.8 million, respectively, during the nine months ended March 31, 2008.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended March 31, 2008, there were no material changes to the Company’s previously disclosed legal proceedings.  Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.21*	Consent and Amendment No. 3 to Financing Agreement, dated March 4, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York.

10.22*	Amendment No. 4 to Financing Agreement, dated March 28, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York.

10.23*	Amendment No. 5 to Financing Agreement, dated May 14, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2008	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Chad J. Spooner
Chad J. Spooner
Chief Financial Officer
(Principal Financial and
Accounting Officer)