Form 10-K
period 2008-06-30
RAFAELLA APPAREL GROUP,INC.
filed 2008-09-29
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

As of June 30, 2008, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

ANNUAL REPORT

JUNE 30, 2008

		PAGE

PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	13
ITEM 2.	PROPERTIES	13
ITEM 3.	LEGAL PROCEEDINGS	13
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	27
ITEM 9A(T).	CONTROLS & PROCEDURES	27
ITEM 9B.	OTHER INFORMATION	28

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	28
ITEM 11.	EXECUTIVE COMPENSATION	30
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	44
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	45
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	46

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	47
EXHIBIT INDEX		47
SIGNATURES		51
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		52

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

Our Company

We are an established designer, sourcer and marketer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under the Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the production of our clothing line to manufacturers primarily in Asia and sell directly to department, specialty and chain stores and off-price retailers.  We have over 600 customers, representing over 3,800 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

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

Seasonality

We present seasonal “lines” each year corresponding to the retail selling seasons, Spring, Summer, Fall and Holiday, and from time to time we may offer an additional line as a transition between the Summer and Fall retail selling seasons.  Each line consists of complementary styles of pants, sweaters, blouses, t-shirts, jackets and skirts, which are sold as individual items, but which may be coordinated into complete outfits.  Each style in our lines comes in a variety of colors and/or patterns.  Fabrics include cotton and cotton blends, synthetics and synthetic blends, silk and silk blends, wool and wool blends and linen, depending upon the season and clothing style.  Our lines are marketed principally under the Rafaella brand and private label brands of our customers.

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

Product Sourcing and Distribution

We contract for the manufacture of our products exclusively with third-party manufacturers and do not own or operate any manufacturing facilities.  During fiscal 2008, our merchandise purchases were primarily sourced from Asian manufacturing companies.  In the future, we may source from other economically feasible regions of the world.  Outsourcing our products allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and costs associated with managing a larger production force.

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

Since 1997, we have worked with the same principal buying agent based in Hong Kong for the majority of our product sourcing.  Historically, this agent served as a non-exclusive buying agent for manufactured goods in Asia, principally China, Hong Kong and Vietnam.  This agent also identified and qualified contract manufacturers, administered and coordinated production, and managed the quality control process for production administered and coordinated by this agent as well as when we utilized certain other agents in Asia.  Compensation to our agent is based on a percentage of the full cost of the finished garment before shipping costs and customs duties.  During fiscal 2008, we determined to cease our relationship with this Hong Kong agent, effective October 31, 2008.  We have established a subsidiary in Hong Kong to perform these activities in-house and expect a seamless transition from our former agent.

We source fabric for many of our manufacturers.  Due to our large annual purchases of our higher volume fabrics, we have been able to negotiate favorable pricing with our fabric suppliers.  We negotiate directly with our suppliers for the purchase of required fabrics, which are purchased either directly by us or by our manufacturers under our directions.

We have a comprehensive quality control program that begins overseas to ensure that raw materials and finished goods meet our specifications for design, fit and quality.  Fabric purchases are inspected upon receipt at the manufacturers’ facilities, and prior to commencement of production.  Inspections are handled by representatives of our buying agent as well as our manufacturers’ staffs.  Quality control inspectors also inspect finished goods before shipment to the U.S., as well as once they reach our warehouse and distribution facilities located in Bayonne, New Jersey and our third party logistic providers’ locations.  Management believes that our low return rate on defective merchandise is largely due to our rigorous quality control processes.

We utilize a centralized distribution system, under which most merchandise is received, processed and distributed through our Bayonne, New Jersey facility.  From these facilities, merchandise is inspected, packed and shipped to our customers via common carriers.  To facilitate the distribution process and control warehouse costs, all of our products, other than those ordered to support our replenishment and private label programs, are packaged into pre-established packages, or pre-packs, prior to being shipped to our Bayonne facilities.  Each pre-pack contains six garments, in a single style and color, and in a preset range of sizes.  We offer three pre-pack size ranges in Missy, two in Petite and one in Woman.  Management believes the use of pre-packs helps minimize our distribution costs and reduce shipping errors and reduces our risk of unsold inventory in an undesirable assortment of sizes that may be difficult to sell at acceptable gross profit margins.

Many of our customers have developed their own extensive individual policies and procedures regarding virtually all aspects of shipping and product packaging and presentation, including, among others, standards for hangers, shipping boxes, labels, shipping procedures, barcoding and hangtags.  Before we ship orders to our customers, we confirm that the products and procedures being followed comply with the relevant standards in order to avoid the financial penalties imposed by the customer for non-compliance with their policies and procedures.  We use a system, which was developed to ensure compliance, that includes automation of certain components, such as the submission of advance shipping notices to our customers scheduled for several hours in advance of each customer’s deadline for such notices.  In addition, we monitor each customer’s policies and procedures guidelines, review customer manuals on a regular basis, and modify our systems accordingly.

Sales, Marketing and Advertising

We maintain a direct sales force that operates out of our New York showroom.  Our direct sales force is compensated exclusively on a salaried basis with a discretionary annual performance bonus.  This in-house sales force, together with management, accounted for approximately 97% of our fiscal 2008 sales.  We also have independent, non-exclusive sales representatives operating in various regions of the U.S. who are compensated exclusively on a commission basis.  These sales representatives accounted for approximately 3% of our fiscal 2008 sales.

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

To date, we have not incurred significant media based advertising costs but instead have relied on in-store displays of our clothing lines, together with our attractive products and strong value proposition, to encourage purchases by our target end customer.  We intend to increase our use of media based advertising, specifically in-store and internet advertisements.

Customers

Our principal customers are department and specialty stores.  The department and specialty stores channel represented approximately 60% of our total net sales in fiscal 2008 and the other approximately 40% of our total net sales in fiscal 2008 were to off-price retailers and private label customers.  While certain of our customers consist of separate department and specialty store chains or off-price retailers with common ownership, these customers have separate purchasing departments and are therefore viewed by us as separate customers.  Divisions of Belk, Macy’s, and Kohl’s, our three largest customers (when viewed on a common ownership basis), accounted for 21%, 20% and 18%, respectively, of our total net sales in fiscal 2008.

We believe we have strong relationships with our customers.  We have over 600 customers, representing over 3,800 individual retail store locations.  Our top ten customers accounted for approximately 92% of net sales for fiscal 2008.  It has been our experience that many major retailers are continuing to consolidate their women’s apparel suppliers by purchasing from a select group of established brand name vendors, such as our company.  We are continuing to seek new relationships and expand our presence to new points of sale.

Competition

The United States retail apparel industry is highly competitive and fragmented.  Our competitors include numerous apparel designers, manufacturers, importers, licensors and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than we have available to us.  We believe that the principal competitive factors in the industry are:

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

Information Systems

We have a limited information technology team and rely on third-party providers for telecommunications, Electronic Data Interchange (“EDI”) applications and other support.  Our financial and operational information and reporting needs are met by a software package written primarily for apparel companies and further customized for our needs by a third party software development and maintenance firm.  We own substantially all of our computer equipment and contract with third parties to maintain backup systems.

Our customers can elect to use EDI to trade and process orders with us on a simplified and expedited basis.  We use EDI with certain customers to provide advance-shipping notices, process orders and conduct billing operations.  In addition, certain other customers use EDI to communicate to us their weekly inventory requirements on a store-by-store basis.  As of June 30, 2008, we had 41 customers that use EDI to communicate with us.  In fiscal 2008, total sales to these customers were approximately 84% of our overall total sales.

Imports, Import Restrictions and Other Government Regulations

Imports and Import Restrictions

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value

(dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  Bills have been introduced and are pending in Congress which, if enacted, would make it easier for countervailing duty cases to be filed against China.  Other bills would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various private interests have proposed extending a soon to expire monitoring program covering textile imports from Vietnam and expanding it to cover imports from certain other developing countries.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us.  The quota agreement, which remains in effect with respect to goods exported from China through December 31, 2008, allows for annual import growth in all categories.  The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions.  To the extent our suppliers are not able to acquire sufficient amounts of export quota for covered products, the cost of acquiring such quota increases, or a particular category is fully utilized prior to year’s end, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found.

In addition, various economic factors, including, but not limited to, the exchange rate between the U.S. and Chinese currencies, and increased cost for raw materials, labor and transportation, could materially impact the availability or cost at which we could import our products.

New and proposed reporting requirements to be made at or prior to the time of entry may also impact the speed and efficiency at which our goods may enter into the commerce of the United States.  These include, among others, a requirement to annotate each entry when made on the basis of the “first sale” method of appraisement, the new “10 + 2” security filing, and an anticipated filing to be made with respect to a host of products (likely to include apparel) originating from certain plant products.  Increased time lags for the release of imported product may also be the case with respect to ongoing governmental initiatives in the areas of supply chain security and product safety.

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

Employees

As of June 30, 2008, we had approximately 163 employees, of whom approximately 69 were employed in New York and approximately 94 were employed in New Jersey.  We are not a party to any labor agreements and none of our employees are represented by a union.  We consider our relationship with our employees to be good and have not experienced any interruption of our operations due to labor disputes with our employees.

ITEM 1A.      RISK FACTORS

Risks Related to Our Business and Industry

Our business could be negatively impacted by significant changes in the financial condition, or bankruptcy, of our customers.

A number of apparel retailers have experienced significant changes and difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, the loss of customers to online retailers, difficulties in implementing online retailing, restructurings, bankruptcies and liquidations.  Consistent with industry practices, we sell products primarily on open account after completing an appropriate credit review of the customer.  A significant adverse change in a customer or its financial position or a customer’s bankruptcy filing or liquidation could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables, or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our business, financial condition and results of operations by causing a significant decline in revenues attributable to such customers, particularly if our third-party factor is unwilling to assume the credit risk on receivables from such customers or limits the amount of credit risk it is willing to take from such customers.

Continued consolidation among our customers may harm our business.

There has been, and continues to be, consolidation activity in the United States retail women’s apparel industry.  With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing.  It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves.  There is also the possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors.  For example, May Department Stores Company, formerly our biggest customer, was acquired by Macy’s in August 2005, to whom we did not historically sell a significant amount of our products.  This acquisition had a negative impact on our business, because of overlap with Macy’s private label product and a decrease in sales as a result of store closures.

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

The concentration of our customers could adversely affect our business if one of these major customers decreases its business with us.

In fiscal 2008, our department and specialty stores channel accounted for approximately 60% of our total net sales.  In that period, our largest customer in this distribution channel, when viewed on a common ownership basis, accounted for approximately 21% of total net sales across its separate department store chains.  The other approximately 40% of our total net sales in fiscal 2008 were to off-price retailers and private label sales.

A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties, change of ownership, change of management or otherwise, to decrease significantly the amount of merchandise purchased from us, or to change its manner of doing business with us, could substantially reduce our revenues and materially adversely affect our profitability.

Our success depends in part on the efforts of our management team.

As of June 20, 2006, Ronald Frankel (Chief Executive Officer of our predecessor and a former advisor to us), Robert Newman (our former Vice President - Sales) and Asher Haddad (our former Vice President - Warehouse) are no longer executive officers of our company although Mr. Frankel remains a member of our board of directors.  Mr. Frankel co-founded our predecessor and had been primarily responsible for our predecessor’s strategic planning and oversight of merchandising, production and sales.  Glenn Palmer served as our Chief Executive Officer from June 20, 2005 until his resignation on April 20, 2006.  Since April 25, 2006, Christa Michalaros has served as our new Chief Executive Officer.  Nichole Vowteras has served as our Executive Vice President Sourcing and Production since May 1, 2006, Rosemary Mancino has served as our President of Sales & Planning since August 1, 2006 and Husein Jafferjee has served as our Chief Operating Officer since January 31, 2008.

Competition for qualified personnel in the United States apparel industry is intense and we compete for these individuals with other companies having greater financial and other resources.  Our continued success will depend, in significant part, upon the continued services of this senior management team and on our continued ability to attract, retain and motivate qualified management, administrative and sales personnel to support our existing operations and our continued growth.  The loss of the services of our executive officers could adversely affect our future operating results, which depend to a substantial degree on their experience and knowledge of our business and their customer and vendor relationships.  We may not be able to replace any of our executive officers with sufficiently experienced and qualified personnel.  The temporary or permanent loss of the services of any member of our senior management team, or our inability to attract and retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

The extent of our foreign sourcing and manufacturing may adversely affect our business.

For fiscal 2008, all of our products were manufactured outside the United States, including a significant portion from China.  As a result of the magnitude of our foreign sourcing and manufacturing, our business may be subject to risks, including the following:

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

•                  political instability, military conflict or terrorism involving the United States or any of the countries where our products are manufactured, which could cause a delay in transportation or an increase in costs of transportation, raw materials or finished product or otherwise disrupt our business operations;

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

The United States apparel industry is highly fragmented and includes a number of very large companies, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than we do.  The competitive responses encountered from these larger, more established apparel companies may be more aggressive and comprehensive than we anticipate and we may not be able to compete effectively.  Additionally, in response to the continued consolidation of our customers, our competitors may consolidate as well in order to increase their ability to service customers.  The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, which may materially adversely affect our sales and profitability.

The apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products.

Prices in the United States apparel industry have been declining over the past several years primarily as a result of the movement of manufacturing operations offshore, the growth of the mass market retail channel of distribution, increased competition, consolidation in the retail apparel industry and the general economic slowdown of recent years.  Products manufactured offshore generally cost less to manufacture than those made domestically primarily because labor costs are lower offshore.  Many of our competitors also source their product requirements from developing countries, possibly from developing countries with lower costs than the developing countries from which we source our products, and those manufacturers may use these cost savings to reduce prices.  To remain competitive, we may have to adjust our prices from time to time in response to these industry-wide pricing pressures.  Moreover, increasing customer demands for allowances, incentives and other forms of economic support reduce our gross margins.  Our financial performance may be materially and adversely affected by these pricing pressures, if we are forced to reduce our prices and we cannot reduce our production costs, or if our production costs increase and we cannot increase our prices.

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

The United States apparel industry has relatively long lead times for the design and production of products.  Consequently, we must commit in some cases to production in advance of orders based on forecasts of consumer demand.  If we fail to forecast consumer demand accurately, we may underproduce or overproduce a product and encounter difficulty in filling customer orders or in liquidating excess inventory.  Additionally, if we overproduce a product based on an aggressive forecast of consumer demand, retailers may not be able to sell the product in amounts and at prices they deem acceptable and may expect sales allowances and cancel future orders.  These outcomes could have a material adverse effect on our sales, brand image and financial conditions seriously affecting our profitability.

Our revenues and profits are sensitive to consumer confidence and spending patterns.

The United States apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall and specifically our sales, gross margins and profitability.  The success of our operations depends on consumer spending.  Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold.  Any significant deterioration in general economic conditions or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit.  In addition, war, terrorist activity or the threat of either may adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

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

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  Bills have been introduced and are pending in Congress which, if enacted, would make it easier for countervailing duty cases to be filed against China.  Other bills would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various private interests have proposed extending a soon to expire monitoring program covering textile imports from Vietnam and expanding it to cover imports from certain other developing countries.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us.  The quota agreement, which remains in effect with respect to goods exported from China through December 31, 2008, allows for annual import growth in all categories.  The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions.  To the extent our suppliers are not able to acquire sufficient amounts of export quota for covered products, the cost of acquiring such quota increases, or a particular category is fully utilized prior to year’s end, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found.

In addition, various economic factors, including, but not limited to, the exchange rate between the U.S. and Chinese currencies, and increased cost for raw materials, labor and transportation, could materially impact the availability or cost at which we could import our products.

New and proposed reporting requirements to be made at or prior to the time of entry may also impact the speed and efficiency at which our goods may enter into the commerce of the United States.  These include, among others, a requirement to annotate each entry when made on the basis of the “first sale” method of appraisement, the new “10 + 2” security filing, and an anticipated filing to be made with respect to a host of products (likely to include apparel) originating from certain plant products.  Increased time lags for the release of imported product may also be the case with respect to ongoing governmental initiatives in the areas of supply chain security and product safety.

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

We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002.  These requirements may place a strain on our systems and resources.  The Sarbanes-Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting, although an attestation report of our registered public accounting firm on the operating effectiveness of such internal control is temporarily not required.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required as we may need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements.

In addition, the effort to prepare for these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations.  In addition, we may need to hire additional accounting and financial staff and might not be able to do so in a timely fashion.  We are working to identify those areas in which changes should be made to our financial and management control systems to manage our growth and requirements under the Exchange Act and the Sarbanes-Oxley Act, and to make such changes.  The costs associated therewith could be significant.

We may be adversely affected by our limited historical books and records and our lack of formalized internal controls.

Our predecessor and its management maintained very limited records of the corporate actions of our predecessor and its subsidiaries, including records relating to stock transfers and actions by our predecessor’s Board of Directors.  In addition, our predecessor’s control procedures were informal and/or undocumented.  Our predecessor was not subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission, or SEC, thereunder.  As a result, our predecessor’s management did not evaluate or assess its internal control over financial reporting.  Any inadequacies in internal controls of our predecessor may lead to financial statements that may not be reliable.  Any inadequacies could also lead to legal liabilities on the part of our company and could give rise to potential regulatory, creditor, noteholder and/or equityholder actions, any of which could have a material adverse effect on our business and financial condition.

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

We have a substantial amount of debt.  As of June 30, 2008, we had approximately $124.3 million at maturity of senior secured notes outstanding, excluding interest accrued thereon, and the ability to utilize $9.6 million of availability under our credit facility for letters of credit and loans, subject to compliance with our financial and other covenants and the terms set forth therein.  Our substantial debt could have important consequences to holders of our senior secured notes.  For example, it could:

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

•      a rolling six-month period net-income provision (as defined).

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                  PROPERTIES

We maintain our headquarters in a 30,000 square foot office facility at 1411 Broadway in New York, New York.  The headquarters houses our design studio and sales showroom, in addition to our sourcing, finance and administrative functions.  Our warehouse and distribution facilities occupy approximately 182,000 square feet in Bayonne, New Jersey.  The facilities are leased at market rents. The New York office lease expires in January 2013.  The New Jersey leases expire in December 2010 and January 2011. In addition, we lease third-party storage and distribution facilities on a month-to-month basis and pay a fee per item shipped by the third party on our behalf. We own no real property or facilities.

ITEM 3.                  LEGAL PROCEEDINGS

None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for the common stock of the Company.  All the outstanding common stock of the Company, consisting of 2,500,000 shares, is owned by RSW 2005, Inc.  RA Cerberus Acquisition, LLC, controlled by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), owns 100% of the Company’s convertible preferred stock, which is convertible at its option into common stock equal to 67.5% of the Company’s outstanding fully-diluted common stock.

No dividends have been declared.  We do not intend to pay dividends on our common stock in the foreseeable future.  Payment of dividends is within the discretion of the Company’s board of directors and depends on various factors, including our net income, financial condition, cash requirements and other factors deemed relevant by our board of directors.  The amounts available to pay dividends are limited by the terms of the Financing Agreement, dated June 20, 2005, between the Company and HSBC Bank USA, National Association (“HSBC”) and the indenture governing our 11 ¼% Senior Secured Notes due 2011.

The Company has adopted an equity incentive plan.  As of June 30, 2008, options to purchase a total of 1,111,111 shares of common stock of the Company were outstanding pursuant to this plan.

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

The summary selected historical financial data presented below is for our predecessor for the fiscal year ended June 30, 2004 and for the period from July 1, 2004 through June 19, 2005 and, for us, for the period from June 20, 2005 through June 30, 2005 and the fiscal years ended June 30, 2008, 2007 and 2006.  This table should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report.

RAFAELLA APPAREL GROUP, INC.

	Predecessor		Successor(1)
	Fiscal Year Ended June 30,	Period from July 1, 2004 through June 19,	Period from June 20, 2005 through June 30,	Fiscal Year Ended June 30,
	2004	2005	2005	2006	2007	2008
	(Dollars in thousands)
Income Statement Data:
Net sales	$205,663	$225,558	$4,215	$222,187	$191,284	$177,990
Cost of sales	127,531	138,883	3,074	148,555	127,170	129,086
Gross profit	78,132	86,675	1,141	73,632	64,114	48,904
Selling, general and administrative expenses (3)	16,795	17,509	971	29,938	30,951	67,017
Operating income (loss)	61,337	69,166	170	43,694	33,163	(18,113)
Other expense (income):
Interest	464	1,079	664	22,631	23,884	14,840
Other	766	(47)	—	—	—	—
Total other expense (income)	1,230	1,032	664	22,631	23,884	14,840
Income (loss) before provision for (benefit from) income taxes	60,107	68,134	(494)	21,063	9,279	(32,953)
Provision for (benefit from) income taxes (2)	2,151	2,249	(212)	8,463	2,999	(8,199)
Net income (loss)	57,956	65,885	(282)	12,600	6,280	(24,754)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$28	—	$52	$27,273	$11,390	$17,131
Accounts receivable	18,115	—	23,180	22,510	20,785	15,286
Inventories	45,717	—	52,120	47,054	44,375	33,249
Total assets	64,387	—	213,954	223,195	193,804	148,848
Current portion of senior secured notes	—	—	—	17,265	234	865
Senior secured notes	—	—	163,439	147,157	133,144	119,748
Total liabilities	33,804	—	200,233	196,874	160,962	141,118
Redeemable convertible preferred stock	—	—	40,110	44,110	48,110	52,110
Total stockholders’ equity (deficit)	30,583	—	(26,389)	(17,789)	(15,268)	(44,380)
Other Financial Data:
Net cash flows provided by (used in):
Operating activities	$46,186	$51,201	$7,739	$36,765	$16,743	$16,872
Investing activities	(38)	(5)	(175,045)	(283)	(214)	(966)
Financing activities	(46,155)	(49,366)	167,358	(9,261)	(32,412)	(10,165)
Depreciation and amortization	144	125	71	5,453	4,985	4,504
Capital expenditures	38	5	—	95	214	966

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

(3)    The Company recorded an impairment charge of $34.5 million during the year ended June 30, 2008 related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  The impairment charge is reflected within selling, general and administrative expenses.

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

•      Company Overview

•      Critical Accounting Policies and Estimates

•      Results of Operations, and

•      Liquidity and Capital Resources

We based our statements on assumptions or estimates that we consider reasonable.  Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in Item 1A, “Risk Factors” included elsewhere in this Annual Report.

COMPANY OVERVIEW

We are an established designer, sourcer and marketer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under the Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the production of our clothing line to manufacturers primarily in Asia, and sell directly to department, specialty and chain stores and off-price retailers.  We have over 600 customers, representing over 3,800 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

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

•      changes in warehousing and distribution expenses associated with sales volumes, outbound transportation expenses impacted by changes in energy costs, and the need for third party storage or shipping services;

•      increases in marketing expenses;

•      costs associated with enhancing and maintaining an adequate system of internal controls; and

•      costs associated with regulatory compliance.

Consolidation in the Industry

There has been, and continues to be, consolidation activity in the United States retail women’s apparel industry.  With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing.  It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves.  There is also the possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors.  For example, May Department Stores Company, formerly our largest customer, was acquired by Macy’s in August 2005, to whom we did not historically sell a significant amount of our products.  This acquisition had a negative impact on our business, because of overlap with Macy’s private label product and a decrease in sales as a result of store closures.

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

The United States apparel industry is highly fragmented and includes a number of very large brands and companies marketing multiple brands, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than we do.  We believe we have maintained prices for our branded products in department and specialty stores at more than 20% below comparable products offered by our branded competitors.  However, the future competitive responses encountered from these larger, more established apparel companies might be more aggressive and comprehensive than we anticipate and we may not be able to compete effectively.  For example, if our branded competitors were to match our prices for comparable products, we may be forced to lower our prices or endure lower sales as a result.  The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may have a material adverse affect on our sales and profitability.

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  Bills have been introduced and are pending in Congress which, if enacted, would make it easier for countervailing duty cases to be filed against China.  Other bills would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various private interests have proposed extending a soon to expire monitoring program covering textile imports from Vietnam and expanding it to cover imports from certain other developing countries.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us.  The quota agreement, which remains in effect with respect to goods exported from China through December 31, 2008, allows for annual import growth in all categories.  The bilateral agreement eliminates some of the uncertainty inherent in unilateral safeguard actions.  To the extent our suppliers are not able to acquire sufficient amounts of export quota for covered products, the cost of acquiring such quota increases, or a particular category is fully utilized prior to year’s end, we may be limited or prevented from acquiring products from our foreign suppliers based in China or the cost of our products imported from China may rise, in which case our operations could be seriously disrupted and our business negatively impacted until alternative suppliers are found.

In addition, various economic factors, including, but not limited to, the exchange rate between the U.S. and Chinese currencies, and increased cost for raw materials, labor and transportation, could materially impact the availability or cost at which we could import our products.

New and proposed reporting requirements to be made at or prior to the time of entry may also impact the speed and efficiency at which our goods may enter into the commerce of the United States.  These include, among others, a requirement to annotate each entry when made on the basis of the “first sale” method of appraisement, the new “10 + 2” security filing, and an anticipated filing to be made with respect to a host of products (likely to include apparel) originating from certain plant products.  Increased time lags for the release of imported product may also be the case with respect to ongoing governmental initiatives in the areas of supply chain security and product safety.

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

Income Taxes.  We are organized under Delaware law as a corporation and will be treated as a corporation for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code.  Our effective tax rate will vary based on the level of business conducted in those states in which we file, as well as changes made to the tax rates by the state tax authorities.

Deferred taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as measured by enacted tax rates in effect in periods when the deferred tax assets and liabilities are expected to be settled or realized.  We evaluate the probability of realizing our deferred tax assets on an on-going basis.  This evaluation includes estimating our future taxable income for the years in which our deferred taxes are expected to reverse, which includes consideration of tax planning strategies.  We provide a valuation allowance if we determine it is more likely than not that we will not be able to realize our deferred tax assets.  As of June 30, 2008, we concluded that a valuation allowance of approximately $4.3 million relating to certain capital loss carry forwards was necessary.

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

Receivables.  Receivables consist of trade accounts receivable and receivables that are assigned to a commercial factor, net of discounts and allowances.  We factor certain trade receivables, on a non-recourse basis with a commercial factor, except that we assume credit risk for those receivables that do not receive written approval from the factor.  The factor collects all cash remittances on receivables factored and assumes credit risk on all sales that are approved in advance by the factor.  An allowance for sales discounts, returns, markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables.  Certain of these provisions result from seasonal negotiations with customers as well as historic deduction trends and the evaluation of current market conditions.

Inventories.  Substantially all of the inventory we purchased in fiscal year 2008 was produced in Asia.  Inventory costs include amounts paid to purchase piece goods and manufacture our products, duty, quota, inbound freight, and costs associated with our buying agent (which typically include a buying commission of 1-3% of the full cost of the finished garment before shipping costs and customs duties).  Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.  Inventories consist of raw materials (primarily piece goods at our contractors), merchandise in transit and finished goods in warehouses.  We take ownership of the finished goods when they are shipped and management records the merchandise in transit balance based on documentation provided by our buying agent.  For inventory markdowns, we estimate the percentage of finished goods we will not be able to sell in the normal course of business and the associated average loss per unit, and write down the value of these goods to the recovery value expected to be realized through off-price channels.

Long-lived Assets.  Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization.  We capitalize improvements to the extent they increase the economic life of the asset.  Furniture, fixtures, and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 10 years.  Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.  Expenditures for maintenance and repairs are expensed in the period incurred.

Intangible assets consist of the trademark and trade name, and customer relationships of the Predecessor, and non-compete agreements with officers of the Predecessor, acquired on June 20, 2005.  Customer relationships are amortized using straight-line and accelerated methods over their estimated useful lives of 7 and 15 years, respectively.  Non-compete agreements are amortized using the straight-line method over their estimated useful lives of 2 and 10 years.  Owned trademarks have been determined to have indefinite lives and are not subject to amortization.

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

Stock-based Compensation.  Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock based compensation.  The computation of the expenses associated with stock based compensation requires the use of a valuation model.  The Company currently uses the Black Scholes option pricing model to calculate the fair value of its stock options.  The Black Scholes model requires assumptions regarding the estimated length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock over the expected term.  Changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock based awards.  There was no effect from the change of applying the original provisions of SFAS 123 to the Company’s results of operations and cash flows for the year ended June 30, 2007, as a result of the Company’s adoption of SFAS 123R, effective July 1, 2006.  Compensation expense related to stock-based awards was not significant to the Company’s consolidated statement of operations for the years ended June 30, 2008 and 2007.  Refer to Note 3 of the Company’s consolidated financial statements for further information.

RESULTS OF OPERATIONS

The following table summarizes the historical operations as a percentage of net sales for the years ended June 30, 2008, 2007 and 2006.

	Year Ended June 30, 2008		Year Ended June 30, 2007		Year Ended June 30, 2006
	(in thousands, except percentages)
Net sales	$177,990	100.0%	$191,284	100.0%	$222,187	100.0%
Cost of sales	129,086	72.5	127,170	66.5	148,555	66.9
Gross profit	48,904	27.5	64,114	33.5	73,632	33.1
Selling, general and administrative expenses	67,017	37.7	30,951	16.2	29,938	13.5
Operating income (loss)	(18,113)	(10.2)	33,163	17.3	43,694	19.7
Interest expense and other financing, net	14,840	8.3	23,884	12.5	22,631	10.2
Income (loss) before provision for (benefit from) income taxes	(32,953)	(18.5)	9,279	4.9	21,063	9.5
Provision for (benefit from) income taxes	(8,199)	(4.6)	2,999	1.6	8,463	3.8
Net income (loss)	$(24,754)	(13.9)%	$6,280	3.3%	$12,600	5.7%

Year ended June 30, 2008 compared to year ended June 30, 2007

Net sales.  Net sales for the year ended June 30, 2008 was $178.0 million.  As compared to net sales of $191.3 million for the year ended June 30, 2007, net sales decreased by approximately $13.3 million or 6.9%.  The reduction of net sales was principally due to a reduction in gross sales of $14.6 million, related to a decrease in volume (approximately 3%) and a decrease in average revenue per unit (approximately 4%), partially offset by a decrease in allowances ($1.3 million).  The decrease in customer volume was primarily attributed to a decrease in anticipated reductions of sales from one customer and decreases in department store and off-price sales, partially offset by an increase in private label sales.  The decrease in average revenue per unit was primarily attributed to off-price sales per unit, and a change in the composition of our sales, driven by an increase in private label sales and a decrease in department store sales.

Gross profit.  Gross profit for the year ended June 30, 2008 was $48.9 million.  As a percentage of net sales, gross profit over this period was 27.5%.  As compared to the gross profit of $64.1 million for the year ended June 30, 2007 (33.5% of net sales), gross profit decreased by $15.2 million or 23.7%.  The decrease in gross profit was primarily the result of the drop in net sales of $13.3 million.  Gross profit as a percentage of net sales was unfavorably impacted by higher customer allowances, lower margins associated with off-price customer sales, and an increase in private label sales (at lower margins than department store sales) and an increase in inventory markdowns during the year ended June 30, 2008 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2008 was $67.0 million.  As compared to selling, general and administrative expenses of $31.0 million for the year ended June 30, 2007, there was an increase of $36.1 million.  An impairment charge of $34.5 million recorded during the year ended June 30, 2008 related to the decline in the fair value of the Rafaella trademark and trade name intangible asset was the primary contributor to the overall increase. The Company performed its annual impairment test of the trademark and trade name during the fourth quarter of the fiscal year ended June 30, 2008 and determined that the trademark and trade name was impaired necessitating a charge of $34.5 million.  The impairment was due to decreased sales and cash flows attributable to the Rafaella brand as a result of reduced forecasts for future years given the current state of the US apparel retail environment. Other increases included marketing expenses ($1.8 million), warehouse and distribution costs ($0.9 million), and provision for bad debt ($0.6 million).  The increase was partially offset by a decrease in compensation ($2.0 million).  As a percentage of net sales, selling, general and administrative expenses was 37.7% for the year ended June 30, 2008 and 16.2% for the year ended June 30, 2007.

Operating loss.  Operating loss for the year ended June 30, 2008 was $18.1 million.  As compared to operating income of $33.2 million for the year ended June 30, 2007, operating income decreased by $51.3 million.  The decrease was due to the decrease in gross profit and increases in selling, general and administrative expenses, as described above.

Interest expense and other financing, net.  Interest expense for the year ended June 30, 2008 was $14.8 million.  As compared to interest expense of $23.9 million for the year ended June 30, 2007, interest decreased by $9.0 million or 37.9%.  The decrease was primarily attributed to the reduction in our senior secured notes outstanding period over period.  In November

2007 and November 2006, we repurchased $221,000 and $17,429,000, respectively, of senior secured notes in connection with our excess cash flow offers.  In June 2007, we repurchased $16,062,000 of senior secured notes in connection with our restricted payment offer.  Finally, we purchased $6,000,000 and $8,027,000 of our senior secured notes on the open market in January 2008 and June 2008, respectively.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $3.6 million period over period.  During fiscal 2007, in connection with the June 2007 and November 2006 senior secured note repurchases, we wrote-off approximately $3.1 million of unamortized original issue discount and deferred financing costs to interest expense; the November 2007 write-off of unamortized original issue discount and deferred financing costs was not significant.  Finally, a pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off, was recorded in connection with our open market purchases in fiscal 2008; each of the other senior secured note repurchases were at 101% of their principal amount at maturity.  The aggregate decrease of $9.8 million discussed above, was partially offset by a reduction in interest income of $0.8 million period over period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Benefit from income taxes.  We recorded a benefit from income taxes of $8.2 million for the year ended June 30, 2008, which represents an effective income tax rate benefit of approximately 24.9%.  We recorded a net benefit, after valuation allowance, from income taxes primarily as a result of the $34.5 million impairment charge associated with the decline in the fair value of the Rafaella trademark and trade name intangible asset, as described above.  The difference between the statutory federal income tax rate (34%) and our effective income tax rate (24.9%) is primarily attributable to the valuation allowance of $4.3 million that we established for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment.  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.

For the year ended June 30, 2007, we recorded a provision for income taxes of $3.0 million, which represents an effective income tax rate of approximately 32.3%.  The difference between the statutory federal income tax rate (34%) and our effective income tax rate (32.3%) is attributable to state and local income taxes, net of federal benefit.

Net loss.  Net loss for the year ended June 30, 2008 was $24.8 million.  Net loss as a percentage of net sales for the year ended June 30, 2008 was 13.9%.  As compared to net income of $6.3 million for the year ended June 30, 2007, net income decreased by $31.0 million.  This decrease in net income was a result of the decrease in operating income, partially offset by the decrease in interest expense and the benefit from income taxes, as described above.

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

Interest expense and other financing, net.  Interest expense for the year ended June 30, 2007 was $23.9 million.  As compared to interest of $22.6 million for the year ended June 30, 2006, interest increased by $1.3 million.  The increase in interest expense resulted from $3.2 million attributed to the write-off of unamortized original issue discount and deferred financing costs and purchase consideration paid in connection with our November 2006 and June 2007 senior secured notes repurchases, partially offset by increased interest income of $0.8 million, and a reduction in interest expense incurred of $1.3 million due to our repurchase of senior secured notes and reduced borrowings under our line of credit compared with the prior year.

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

Net income.  Net income for the year ended June 30, 2007 was $6.3 million.  Net income as a percentage of net sales for the year ended June 30, 2007 was 3.3%.  As compared to net income of $12.6 million for the year ended June 30, 2006, net income decreased by $6.3 million or 50.2%.  This decrease in net income was a result of the decrease in operating income, the increase in interest expense and the decrease in the provision for income taxes, as described above.

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

Effective June 20, 2005, we entered into a revolving credit facility with HSBC.  The credit facility provides us with a revolving line of credit, which can be used for loans and letters of credit of up to $62.5 million, with a sublimit for loans of $45.0 million.  Under the credit facility, the aggregate credit available to us is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by the banks.  Borrowings under the credit facility bear variable interest at our option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility).  The credit facility requires a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility.  At June 30, 2008, there were no loans under the revolving credit facility and $16.9 million of letters of credit outstanding under the credit facility.  We had credit availability of approximately $9.6 million.

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

During the quarter ended March 31, 2008, we amended our credit facility, whereby for the rolling six month period ended March 31, 2008, the Company was permitted to incur a net loss of up to $2,000,000.  The Company was in compliance with its revised financial covenants as of March 31, 2008; however, our forecasts indicated that there was the likelihood that the Company would not be in compliance with its future net income financial covenant and, accordingly, we sought to further amend the covenant.  Subsequent to March 31, 2008, the Company amended the credit facility net income financial covenant.  For purposes of determining compliance with the net income financial covenant, effective with the quarter ending June 30, 2008, the definition of net income was amended to exclude noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets; the aggregate maximum amount of the noncash exclusions, in any one quarter, may not exceed $2,500,000 commencing with the fiscal quarters ending on or after September 30, 2008.

As of June 30, 2008, the Company was in compliance with the financial covenants included in the credit facility.  Our forecasts indicate that the Company will be in compliance with its future financial covenants under the credit facility.  However, due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.  A violation of the financial covenants constitutes an event of default under the credit facility.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the credit facility and its obligation to make advances under it.

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

We currently estimate that the annual excess cash flow payment with respect to the fiscal year ended June 30, 2008, payable in November 2008, will be approximately $939,000, and have classified the current portion of senior secured notes as current within the consolidated balance sheet as of June 30, 2008.

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

The Company purchased, at a discount, $6,000,000 and $8,027,000 of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the year ended June 30, 2008.

In August 2008, the Company purchased, at a discount, $28.5 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $17.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, will be recorded in the quarter ending September 30, 2008.

We are exposed to certain known tax contingencies that may have a material effect on our liquidity, capital resources or results of operations.  Additionally, even where our reserves are adequate, the incurrence of any of these liabilities may have a material effect on our liquidity and the amount of cash available to us for other purposes.  Management believes that the amount of cash available to us from our operations, together with cash from financing, will be sufficient for us to pay any known tax contingencies as they become due without materially affecting our ability to conduct our operations and invest in the growth of our business.  Refer to Note 11 of our audited consolidated financial statements for further information.

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

The following table summarizes our net cash provided by or used in our operating, investing and financing activities for the years ended June 30, 2008, 2007 and 2006:

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
	(in thousands)
Net cash provided by (used in):
Operating activities	$16,872	$16,743	$36,765
Investing activities	(966)	(214)	(283)
Financing activities	(10,165)	(32,412)	(9,261)
Net increase (decrease) in cash and cash equivalents	$5,741	$(15,883)	$27,221

Operating Activities

Cash flows provided by operating activities for the years ended June 30, 2008, 2007 and 2006 were $16.9 million, $16.7 million and $36.8 million, respectively.  The change in cash flows provided by operating activities between 2008 and 2007 was not significant.  However, cash flows provided by operating activities was negatively impacted period over period as a result of the decrease in our operating income (excluding non-cash items).  The decrease was primarily offset by reductions in payments associated with interest, income taxes and inventory purchases.  The decrease in cash flows provided by operating activities from 2006 to 2007 is the result of lower net income, changes in deferred income taxes, and decreases in cash flows from working capital related to accounts payable and inventories.  For each of the years ended June 30, 2008, 2007 and 2006, significant non-cash items included amortization of deferred finance charges, accretion of original issue discount, depreciation and amortization, and the provision for deferred income taxes.  A non-cash impairment charge of $34.5 million was recorded during 2008 related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  In addition, during 2008, a non-cash gain of $3.7 million was recorded in connection with the senior secured notes purchases.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2008, 2007 and 2006 were $1.0 million, $0.2 million and $0.3 million, respectively.  In 2008, the cash usage was a result of computer and software ($0.5 million), machinery and equipment ($0.3 million), and leasehold improvement ($0.2 million) capital expenditures.  Net cash used in investing activities for 2007 and 2006 was not significant.

Financing Activities

Net cash used in financing activities for the years ended June 30, 2008, 2007 and 2006 were $10.2 million, $32.4 million and $9.3 million, respectively.  In 2008 and 2007, the use of cash was primarily for the June 2007, November 2007, and November 2006 senior secured note repurchases and our January 2008 and June 2008 senior secured note open market purchase discussed above.  In 2006, we repaid borrowings outstanding under our credit facility totaling $9.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had outstanding letters of credit totaling $14.1 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $2.8 million issued by HSBC, which serve as security for obligations under certain operating leases and a customs bond.

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

Contractual Cash Obligations

The following table sets forth our known contractual cash obligations for the periods specified therein.

	Payment Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Senior secured notes (1)	$124,261	$29,396	$94,865
Interest on senior secured notes (1)	32,573	11,228	21,345
FIN 48 liabilities and interest	7,294		7,294
Operating lease obligations	8,380	2,132	4,035	$2,213
Purchase obligations	28,214	28,214
Total contractual cash obligations	$200,722	$70,970	$127,539	$2,213	$0

(1)    The payment schedule for the senior secured notes and cash interest on our senior secured notes reflects the expected reduction in principal from the repurchase offer we are required to make from 50% of our excess cash flow (as defined) in the indenture governing our senior secured notes and the reduction resulting from the August 2008 open market purchase.  Amounts presented are based on the senior secured notes principal amount outstanding. Actual cash paid in connection with the August 2008 senior secured note open market purchase approximated $9.1 million.

This table does not reflect up to $45 million of direct borrowing availability under our senior revolving credit facility.  The senior revolving credit facility matures on June 20, 2010.

Effects of Inflation

Although our purchases from foreign manufacturers are made in U.S. dollars, mitigating any foreign exchange rate risk on purchase commitments, we may be subject to higher prices charged by our manufacturers to compensate for inflation or other market forces in such countries.

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

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility).  There were no loan borrowings or repayments under the revolving credit facility during the year ended June 30, 2008.

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

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).         CONTROLS & PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the period ended June 30, 2008 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT

The following table sets forth certain information regarding the members of our board of directors and executive officers.  All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position
Christa Michalaros	47	Chief Executive Officer and Director
Chad Spooner	36	Chief Financial Officer
Rosemary Mancino	51	President of Sales & Planning
Husein Jafferjee	55	Chief Operating Officer
Nichole Vowteras	51	Executive Vice President Sourcing and Production
Jason Epstein	34	Chief Information Officer, Vice President Strategic Planning
John Kourakos	59	Director, Chairman of the Board
George Kollitides	38	Director
Trish Mattler-Gateley	38	Director
Ronald Frankel	71	Director
Robert Newman	64	Director

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

Rosemary Mancino became our President of Sales & Planning on August 1, 2006.  Ms. Mancino joined Rafaella with nearly 30 years of retail/apparel experience.  Prior to joining the Rafaella, Ms. Mancino was employed as Senior Vice President Sales, Retail Planning and In Store Services for five years by Tommy Hilfiger USA.  Prior to that she was employed by Liz Claiborne for ten years, where her last position was serving as Vice President/General Manager of Sales for the Liz Claiborne casual division.  All of the aforementioned companies are principally in the business of women’s apparel.

Husein Jafferjee became our Chief Operating Officer in January 2008.  Prior to joining Rafaella, Mr. Jafferjee held roles at Elie Tahari, Ltd. as Executive Vice President and Chief Operating Officer (2003-2008) and Chief Financial Officer (2000-2003).  Previously, Mr. Jafferjee was Chief Financial Officer of Urban Children’s Stores, Inc., Chief Financial Officer of Henri Bendel Inc. and Chief Financial Officer of Mexx, USA, Inc. He has also held various financial management positions at Bankers Trust Co., Cosmair, Inc. and Touche Ross & Co.  Mr. Jafferjee holds a B.S. in Physics from the University of Manchester (UK) and is a fellow of the Institute of Chartered Accounts in England and Wales.

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

John Kourakos is Chairman of the Board of Directors and was elected as a director in 2007.  Mr. Kourakos has over twenty-five years of experience in the apparel industry.  Most recently 2002 to 2004, he was Group President of Warnaco’s Sportswear group which included the Calvin Klein Jeans, Calvin Klein Underwear and Chaps by Ralph Lauren divisions.  Prior to that, 1996 to 2001, he was President of the Men’s Sportswear and Tommy Jeans divisions at Tommy Hilfiger.  Before joining Tommy Hilfiger, he was President of Warnaco’s Calvin Klein Men’s and Women’s Underwear/Calvin Klein Men’s Accessories division from 1994 to 1996.  Mr. Kourakos also served in a number of other key management positions including President of Calvin Klein Menswear at Calvin Klein, Inc., where he managed the men’s lines of Calvin Klein jeans, underwear and sportswear, and as Vice President of Sales for the Ralph Lauren Womenswear line and Executive Vice President of Merchandising for the Calvin Klein line at Bidermann Industries.

George Kollitides is one of our directors and was elected as a director in 2005.  Mr. Kollitides is a Managing Director at Cerberus.  From 2001 to 2003, Mr. Kollitides was President and Managing Director of TenX Capital Management, a special situations investor affiliated with Cerberus, where he was responsible for over $180 million of investments.  Prior to joining TenX, Mr. Kollitides actively invested in numerous private equity transactions for Catterton Partners, a middle market private equity group from 1998 to 2001.  Prior to joining Catterton, Mr. Kollitides held various positions of increasing responsibility at General Electric Capital in the Equity, Corporate Finance, and Corporate Restructuring Groups, focusing on leveraged recapitalizations, reorganizations, change of control transactions and minority equity investments from 1990 through 1997.  Mr. Kollitides sits on boards of IAP Worldwide Services, Bushmaster Firearms, Remington Firearms and LNR Holdings.

Trish Mattler-Gateley is one of our directors and was elected as a director in 2008.  Ms. Mattler-Gateley is currently a Finance Executive at Cerberus.  She joined Cerberus in 2006.  Prior to joining Cerberus, she spent five years with Resources Global Professionals assisting public high profile power, oil & gas and telecom companies through their corporate compliance, restatement and Sarbanes Oxley efforts.  Prior to that, she held CFO positions in the high-tech industry at Productopia, Inc. and Brigade Corporation.  Ms. Mattler-Gateley is a CPA in California and holds a BS degree in Accounting from Saint Mary’s College.

Ronald Frankel is a member of our Board of Directors and was elected as a director in 2005 and he had been employed by our predecessor since co-founding Rafaella Sportswear, Inc. in 1982.  Prior to founding our predecessor, Mr. Frankel worked as an independent sales representative selling the Booth Bay and Mr. Thompson lines of women’s wear, worked as an in-house sales representative for YSL Sportswear and managed a start-up division at Bodin Apparel, Inc, a women’s apparel company.  Mr. Frankel has held various positions in the apparel industry for over 40 years.

Robert Newman is a member of our Board of Directors and was elected as a director in 2005 and he had been employed by our predecessor as Vice President-Sales since 1992.  Mr. Newman has held sales positions in the apparel industry for over 36 years.  Prior to working with our predecessor, Mr. Newman was an outside sales representative for several apparel lines, including Rafaella, from 1984 to 1992.

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

Audit Committee Financial Expert

Our Board of Directors has separately designated an audit committee and the functions of a traditional audit committee are carried out by three of the members of the Board, Messrs. Kourakos, Kollitides and Mattler-Gateley, of whom Mr. Kourakos is independent.  Our Board has determined that each member of the Board is financially literate but no determination has been made as to the ability of any director to qualify as a “financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission.  However, based on their backgrounds and their understanding of the Company’s business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company’s financial reporting process and its relationship with its independent accountants.

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis, or CD&A, is intended to provide information regarding the Company’s executive compensation program and practices.  This CD&A covers a variety of topics, including:  the Company’s compensation philosophy regarding executive compensation, the role of our Compensation Committee in setting the compensation of our executive officers, and executive compensation decisions for fiscal 2008.

Compensation Philosophy

The Company is committed to achieving long-term, sustainable growth and increasing stockholder value.  The Company’s compensation program for our executive officers is designed to support these objectives and encourage strong financial performance on an annual basis by awarding annual performance bonuses, and on a long-term basis by linking a portion of our executive officers’ total compensation to Company performance in the form of equity incentive compensation.  The Company’s compensation philosophy is to set our executive officers’ compensation, which principally includes base salary, annual performance bonus, and long-term equity incentives, at levels that will attract, motivate, and retain superior executive talent in a highly competitive environment.

The Company’s compensation philosophy is to set our executive officers’ compensation, including base salary, annual performance bonus, and long-term equity incentives, at levels that will attract, motivate, and retain superior executive talent in a highly competitive environment.

Role of the Compensation Committee

Our Compensation Committee sets the compensation of our executive officers, including the mix of base salary, annual performance bonus, and long-term equity incentives.  Our Compensation Committee also sets the financial performance targets for our executive officers’ annual performance bonuses.  Our Compensation Committee consists of Ms. Michalaros and Messrs. Kourakos, Kollitides and Frankel, of whom Mr. Kourakos is independent.

To maintain the effectiveness of our executive officer compensation program, and keep it consistent with our compensation philosophy, our Compensation Committee takes into account the Company’s growth and profitability, individual executive officer performance, the nature and scope of each executive officer’s responsibilities, and each officer’s effectiveness in supporting the Company’s long-term goals.  Our Compensation Committee also considers the recommendations of our Chief Executive Officer regarding the base salary and annual performance bonus of our executive officers, other than her own.

Total Compensation

In setting a total compensation target for each executive officer, we consider objective and subjective factors, such as individual and Company performance, prior equity awards, potential future earnings from equity awards, retention, and motivation.

In 2008, as set forth in more detail in the Summary Compensation Table, the total compensation of our Chief Executive Officer was $786,434; the total compensation of our Chief Financial Officer was $426,897; the total compensation of our Chief Operating Officer was $689,130; the total compensation of our President of Sales & Planning was $426,897; the total compensation of our Chief Information Officer, Vice President Strategic Planning was $423,528; and the total compensation of our Executive Vice President Sourcing and Production was $414,482.

Base Salary

In setting our executive officers’ base salaries we take into consideration subjective factors, such as the relative responsibilities of each executive officer and the cross-functional leadership roles and business contributions.

As discussed further below under the heading Employment Agreements, our executive officers have employment agreements with the Company.  These employment agreements were entered into by each of our executive officers upon joining the Company between June 2005 and February 2008, and provide the executive officers with threshold base salary levels.  Each year, our Compensation Committee evaluates whether it is appropriate to approve salaries in excess of the contractual minimums.  In 2008, we provided our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, President of Sales & Planning, Chief Information Officer, Vice President Strategic Planning, and Executive Vice President Sourcing and Production, with base salaries of $700,000, $400,000, $230,769, $400,000, $400,000, and $400,000, respectively.

In addition to the base salary above, our Chief Operating Officer received a signing bonus of $300,000 upon joining the Company in February 2008, and a guaranteed bonus of $150,000 for the year ended June 30, 2008.

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

Our executive officers can earn from 0% to 200% of their target performance bonus based upon the Company’s achievement of pre-determined Earnings Before Interest, Taxes, Deprecation, and Amortization (“EBITDA”) targets established by the Compensation Committee.  Based upon the performance of the Company in 2008, none of our executive officers qualified for performance bonuses.

Equity Incentives

Our Equity Incentive Plan (the “Plan”) allows for various types of equity awards, including stock options and restricted stock.  Awards under our Plan have been granted to attract, motivate, and retain our executive officers.  Such awards have been granted in connection with each of the executive officers employment agreements that were entered into upon joining the Company between June 2005 and March 2007.  No equity awards were made during fiscal 2008.

All awards under our Plan must be approved by our Compensation Committee.  Our Compensation Committee determines the type, timing, and amount of equity awards granted to each of our executive officers after considering their base salary and target performance bonus in relation to the Company’s compensation philosophy.

Awards granted under the Plan have been limited to time-based stock options.  All of the awards vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share (the June 20, 2005 redemption value of the redeemable convertible preferred stock).  No options were exercised during fiscal 2008.

Perquisites and Other Benefits

Pursuant to the Company’s 401(k) plan, the Company provides its executives the same level of matching contributions available to all eligible employees, which is equal to 100% of each executive officer’s first 3% of pre-tax contributions, subject to the provisions of the 401(k) plan and Internal Revenue Service limitations.  The Company also provides our executive officers with a medical insurance policy that reimburses our executives for certain medical expenses.  Additional information on executive officer perquisites and other benefits can be found in the footnotes to the Fiscal 2008 Summary Compensation Table in this Form 10-K.

Employment Agreements

Employment agreements for senior management are used by the Company to establish key elements of the agreement between the Company and the executive, including the minimum periods of employment and the fundamental elements of compensation, as well as the details of the individual arrangement that differ from the Company’s standard plans and programs.  The employment agreements with executive officers are discussed in detail below, in the section entitled “Agreements and Potential Payouts upon Termination or Change in Control.” Also, detailed in that section are the potential payouts for each of the officers under the variety of potential termination scenarios covered by the agreements.

COMPENSATION OF EXECUTIVE OFFICERS

Agreements and Potential Payments upon a Termination or Change in Control

The following is a description of the current employment arrangements between us and the named executive officers, including the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each named executive officer and a calculation of the estimated payments to such officers as a result of the occurrence of such events had they occurred on June 30, 2008, the end of the Company’s last fiscal year.

Christa Michalaros

We have entered into an employment agreement with Christa Michalaros, our Chief Executive Officer, which commenced on April 25, 2006.  Under the terms of the agreement, the initial period was from April 25, 2006 through June 30, 2007; thereafter, the agreement and the employment relationship created thereunder will continue for consecutive one (1) year periods commencing on each July 1.  The agreement provides for payments to be made to Ms. Michalaros upon certain termination events.  Ms. Michalaros will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

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

Should Ms. Michalaros terminate her employment by making an election not to renew the term as provided in the agreement, she shall receive the payments set forth above and the bonus for the fiscal year ending at the end of the term, determined in accordance with the terms of the agreement (assuming this occurred on the last day of fiscal 2008, the amount would have been $0), payable ninety (90) days after the end of the fiscal year; provided that the Company in its sole discretion may elect, by written notice given no later than fifteen (15) days prior to the end of the term, to pay to the Executive the incremental severance payments set forth in sections (a) and (b) of the next paragraph in exchange for her (i) agreement to be subject to and legally bound by the non-competition and property covenants set forth in the agreement and (ii) execution and nonrevocation of a valid release agreement in a form reasonably acceptable to the Company and Ms. Michalaros.

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

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Executive for Good Reason		Termination by the Company without Cause or by Notice of Intent not to Renew		Termination by the Executive by Notice of Intent not to Renew		Termination upon the Executive’s Death or Disability		Occurrence of a Liquidity Event

Cash Severance (5)	—	(1)	—	$700,000		$700,000		—	(1)	—		—
Stock Options	—	(2)	—	—	(2)	—	(2)	—	(2)	—	(3)	—	(4)

(1)   Assumes the Company would not elect to make certain discretionary payments.

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

(5)   The cash severance summary assumes the executive did not receive a bonus.

Chad Spooner

We have entered into an employment agreement with Chad J. Spooner, our Chief Financial Officer, which commenced on June 20, 2005.  Under the terms of the agreement, the initial period was from June 20, 2005 through June 20, 2006; thereafter, the agreement and the employment relationship created thereunder will continue for consecutive one (1) year periods commencing on each July 1.  The agreement provides for payments to be made to Mr. Spooner upon certain termination events.  Mr. Spooner will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

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

(b)           the unpaid portion of his bonus, if any, relating to the fiscal year prior to the fiscal year of his death, disability, resignation or termination by the Company for Cause; and

(c)           certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination.

If we elect not to renew Mr. Spooner’s term, he will be entitled to the benefits described in the previous paragraph, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company, along with (i) continued base salary for twelve (12) months after the date of termination, payable on the last business day of the month; and (ii) reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus

Budget Reconciliation Act of 1986 for a maximum of twelve (12) months to the extent he so elects and is eligible and subject to the terms of the plan and the law.

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

(c)           a prorated bonus equal to the bonus earned as of the date of termination based on the achievement of prorated performance measures derived from the annual business plan for the fiscal year of termination as measured on the date of termination, payable in a lump sum within thirty (30) days after the date of termination (which would have been an amount of $0 on the last day of fiscal 2008); and

(d)           reimbursement of the cost of continuation coverage of group health coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986 for a maximum of twelve (12) months to the extent Mr. Spooner so elects and is eligible and subject to the terms of the plan and the law.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause		Termination by the Company by Notice of Intent not to Renew		Termination upon the Executive’s Death or Disability		Occurrence of a Liquidity Event

Cash Severance (4)	—		—	$400,000		$400,000		—		—
Stock Options	—	(1)	—	—	(1)	—	(2)	—	(2)	—	(3)

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

(4)   The cash severance summary assumes the executive did not receive a bonus.

Husein Jafferjee

We have entered into an employment agreement with Husein Jafferjee, our Chief Operating Officer, which commenced on January 31, 2008.  Under the terms of the agreement, the initial period is from January 31, 2008 through January 31, 2010; thereafter, the agreement and the employment relationship created thereunder will continue for consecutive twelve (12) month periods commencing on each January 31.  The agreement provides for payments to be made to Mr. Jafferjee upon certain termination events, as long as he executes a general release in favor of the Company, its affiliates and Cerberus, provided that the release shall not release any rights to termination payments, the transaction bonus or to indemnification.

Under Mr. Jafferjee’s employment agreement, the following payments will be made to him or his representatives if (1) his employment is terminated by the Company for Cause (generally defined as arrest or formal charge with any felony; dishonesty; refusal to follow directions of the Board; gross negligence; or other instances of willful misconduct); (2) his employment terminates due to his death or disability (meaning a physical or mental incapacity that (i) prevents Mr. Jafferjee from performing the essential functions of his job for a period of one hundred eighty (180) or more days in any twelve (12) month period or (ii) can be expected, in the opinion of a licensed physician selected by the Board and reasonably acceptable to Mr. Jafferjee, to result in Mr. Jafferjee’s death or to last for a continuous period of 180 or more days in any twelve (12) month period); (3) Mr. Jafferjee terminates his employment by giving the Company notice of his intent not to renew or (4) Mr. Jafferjee terminates his employment without “Good Reason” as that term is defined in the agreement:

(a)           his Base Salary at the rate in effect at the time of termination until the effective date of termination;

(b)           payment for any accrued but unused vacation days;

(c)           certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d)           any rights he may have under the Company’s benefit plans or by law, to the extent they do not conflict with his employment agreement.

the foregoing (a) through (d) referred to herein as the “Accrued Benefits”.  In addition, if Mr. Jafferjee’s employment is terminated by the Company without Cause, or leaves his employ for Good Reason before October 31, 2008, Mr. Jafferjee will have to repay the $300,000 signing bonus.

If the Company terminates Mr. Jafferjee’s employment by giving him notice of its intent not to renew for another term, then Mr. Jafferjee will receive:

(a)           the Accrued Benefits;

(b)           payment of his base salary for the remainder of the term (until January 31, 2010) or twelve (12) months, payable in four installments; and

(c)           a pro-rated annual bonus.

If Mr. Jafferjee is terminated by the Company without Cause, or leaves his employ for Good Reason, he will receive the payments specified in the previous paragraph and:

(a)           payment of his COBRA premiums until the earlier of 12 months after the date of termination or when Mr. Jafferjee first becomes eligible for equivalent insurance coverage; and

(b)           if Mr. Jafferjee’s employment is terminated on or before December 31, 2008, any unpaid 2008 annual bonus as of the termination date.

If Mr. Jafferjee’s employment is terminated by the Company without Cause or by Mr. Jafferjee with Good Reason within two (2) years following a change of control, then Mr. Jafferjee will receive the payments specified in the previous paragraph, except that instead of four (4) separate payments, Mr. Jafferjee will receive twelve (12) months of his base salary payable in a lump sum.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Executive for Good Reason	Termination by the Company without Cause	Termination by the Executive by Notice of Intent not to Renew or Without Good Reason	Termination upon the Executive’s Death or Disability	Termination by the Company by Notice of Intent not to Renew

Cash Severance		(1)	—	$950,000	$950,000	—	—	$950,000

(1)   Assumes the Company would not elect to make certain discretionary payments and does not include repayment of his $300,000 signing bonus.

Also, under Mr. Jafferjee’s employment agreement, he is entitled to receive a transaction bonus in an amount equal to 2.5% of the Appreciated Value in connection with a Sale Transaction and 2.5% of the Net Dividends paid other than in connection with a Sale Transaction.

A “Sale Transaction” is defined as:

(1) a “Change in Control” (generally defined as (i) a transaction(s) resulting in the sale of all or substantially all of the assets of the Company to a person or entity who is not a stockholder of the Company or an affiliate of such a stockholder (such person or entity being a “Third Party”); or (ii) a transaction(s) resulting in the sale by any stockholders of the Company, or any of their affiliates, or a merger or other business combination, involving the Company, resulting in more than fifty percent (50%) of the voting stock of the Company being held by a Third Party);  and

(2) other than in connection with a Change in Control, (A) all transactions by the common stockholders of the Company or any affiliates of such common stockholders resulting in the sale of common securities of the Company to one or more Third Parties and (B) the sale by the Company of its common securities pursuant to an initial public offering.

“Appreciated Value” is defined as:

(1) the net value of all cash, securities and other consideration in any form paid by a Third Party to the Company and/or the common stockholders in connection with Sale Transactions (including the aggregate amount of any Dividends in connection with or in contemplation of a Sale Transaction) and taking into account the Net Dividends calculated in connection with any Dividends paid after the Effective Date to the Common Stockholders or any affiliates of such common stockholders; minus

(ii) in the case of a Sale Transaction in which the Company receives consideration from the Third Party, the sum of (x) the amount of any debt or preferred stock (based upon its aggregate liquidation preference plus any accrued and unpaid dividends or other preferred return) assumed, acquired, redeemed or repaid (directly or indirectly) in connection with the Sale Transaction, or which remains on the Company’s financial statements at the time of the Sale Transaction and (y) $53,333,333 (the “Floor Amount”); or

(iii) in the case of a Sale Transaction in which the common stockholders receive consideration from the Third Party, the sum of (x) the amount of any preferred stock of the class or series issued and outstanding on the Effective Date (based upon its aggregate liquidation preference plus any accrued and unpaid dividends or other preferred return) that is issued and outstanding as of the time of such Sale Transaction and (y) the Floor Amount minus (A) the number of shares of such preferred stock issued and outstanding as of the time of such Sale Transaction multiplied by (B) the original issue price thereof.

“Net Dividends” is defined as:

(i) the aggregate value of all cash, securities and other consideration paid by the Company to the Common Stockholders or any affiliates of such Common Stockholders (other than in connection with a Sale Transaction) in the form of dividends, other distributions or as a repurchase of any common securities of the Company (collectively, “Dividends”) and taking into account the “Appreciated Value” calculated in connection with prior Sale Transactions; minus

(ii) the sum of (x) the amount of any preferred stock of the class or series issued and outstanding (based upon its aggregate liquidation preference plus any accrued and unpaid dividends or other preferred return) that is issued and outstanding as of the time of such Dividend and (y) the Floor Amount minus (A) the number of shares of such preferred stock issued and outstanding as of the time of such Dividend multiplied by (B) the original issue price thereof.

Calculations of Appreciated Value or Net Dividends shall be made in connection with any Sale Transaction or Dividend payment.

In the event a Change in Control is consummated prior to full vesting of the Sale/Dividend Payment and provided that Mr. Jafferjee’s employment has not terminated as of the date of such Change in Control, Mr. Jafferjee shall be one hundred percent (100%) vested in the entire Sale/Dividend Payment, which shall be payable in a lump sum within thirty (30) days of such Change in Control.

As of July 31, 2008, Mr. Jafferjee’s Sale/Dividend payment was 8% vested.  Provided that Mr. Jafferjee remains an employee of the Company or its subsidiaries on each Vesting Date as described below, the Vesting Schedule is as indicated below:

Vesting Date: On the following anniversaries of the effective date:	The following percent of the Sale/Dividend Payment shall vest:
9 month	4%
12 month	5%
15 month	6%
18 month	6%
21 month	7%
24 month	7%
27 month	8%
30 month	9%
33 month	10%
36 month	10%
39 month	10%
42 month	10%

If Mr. Jafferjee’s employment with the Company and its subsidiaries terminates for any reason prior to the consummation of a Change in Control, any then-unvested portion of his Sale/Dividend Payment shall immediately be cancelled, and Mr. Jafferjee (and his estate, designated beneficiary or other legal representative, as applicable) shall forfeit any rights or interests in and with respect to any such unvested portion of his Sale/Dividend Payment.

In the event any Sale Transaction is consummated, or any Net Dividend is paid, on or prior to the eighteen (18) month anniversary of the termination of Mr. Jafferjee’s employment with the Company and its subsidiaries, Mr. Jafferjee shall be entitled to the portion of his Sale/Dividend Payment that had vested on or prior to the effective date of termination; provided, however, that if Mr. Jafferjee is seventy percent (70%) or more vested, the period shall be extended to twenty-four (24) months.  Such amount shall be payable to Mr. Jafferjee in a lump sum within sixty (60) days of the date of such Sale Transaction or Net Dividend payment.

In the event any Sale Transaction is consummated, or any Net Dividend is paid, after such eighteen (18) month or twenty-four (24) month anniversary, as applicable, any rights or interests in his entire Sale/Dividend Payment shall be cancelled and Mr. Jafferjee (and Mr. Jafferjee’s estate, designated beneficiary or other legal representative, as applicable) shall forfeit any rights or interests in and with respect to the entire Sale/Dividend Payment.

Nichole Vowteras

We have entered into an employment agreement with Nichole Vowteras, our Executive Vice President Sourcing and Production, which commenced on May 1, 2006.  Under the terms of the agreement, the term is from May 1, 2006 until her employment is terminated by any of the methods discussed below.  Ms. Vowteras will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Ms. Vowteras’ employment agreement, the following payments will be made to her or her representatives if (1) she is terminated by the Company for Cause (generally defined as the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) her employment terminates due to her death; (3) the Company terminates her employment due to her disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Ms. Vowteras is unable to perform the essential functions of her job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the she resigns for any reason:

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

Rosemary Mancino

We have entered into an employment agreement with Rosemary Mancino, our President of Sales & Planning, which commenced on August 14, 2006.  Under the terms of the agreement, the term is from August 14, 2006 until her employment is terminated by any of the methods discussed below.  Ms. Mancino will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Ms. Mancino’s employment agreement, the following payments will be made to her or her representatives if (1) she is terminated by the Company for Cause (generally defined as the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) her employment terminates due to her death; (3) the Company terminates her employment due to her disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Ms. Mancino is unable to perform the essential functions of her job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the she resigns for any reason:

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

Jason Epstein

We have entered into an employment agreement with Jason Epstein, our Chief Information Officer, Vice President Strategic Planning, which commenced on March 19, 2007.  Under the terms of the agreement, the term is from March 19, 2007 until his employment is terminated by any of the methods discussed below.  Mr. Epstein will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

Under Mr. Epstein’s employment agreement, the following payments will be made to him or his representatives if (1) he is terminated by the Company for Cause (generally defined as the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) his employment terminates due to his death; (3) the Company terminates his employment due to his disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Mr. Epstein is unable to perform the essential functions of his job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) he resigns for any reason:

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee (the “Compensation Committee”) presently consists of Christa Michalaros, John Kourakos, George Kollitides and Ronald Frankel.  Christa Michalaros is our Chief Executive Officer.  Messrs. Kourakos, Kollitides and Frankel are not under our employ.  None of our executive officers serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors of our Compensation Committee.

Summary Compensation Table

For the Year Ended June 30, 2008

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)
Christa Michalaros	2008	700,000	0		0	23,263	0	0	63,171	(3)	786,434
Chief Executive Officer	2007	700,000	700,000		0	27,141	0	0	83,370		1,510,511

Chad Spooner	2008	400,000	0		0	0	0	0	26,897	(2)	426,897
Chief Financial Officer	2007	400,000	300,000		0	0	0	0	27,039		727,039

Nichole Vowteras	2008	400,000	0		0	0	0	0	14,482	(2)	414,482
Executive Vice President	2007	400,000	200,000		0	0	0	0	14,538		614,538
Sourcing and Production

Rosemary Mancino	2008	400,000	0		0	0	0	0	26,897	(2)	426,897
President Sales & Planning	2007	353,846	200,000		0	0	0	0	24,875		578,721

Husein Jafferjee	2008	230,769	450,000	(4)					8,361	(2)	689,130
Chief Operating Officer

Jason Epstein	2008	400,000	0		0	0	0	0	23,528		423,528
Chief Information Officer,	2007	115,385	107,222		0	0	0	0	6,997		229,604
Vice President Strategic Planning

(1) There were no stock option award forfeitures during the year ended June 30, 2008. Refer to Note 3 of the Company’s consolidated financial statements and the Company’s Critical Accounting Policies and Estimates discussion included within Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for further information on the assumptions used to fair value the stock option awards.

(2) Medical benefits paid for Mr. Spooner, Ms. Vowteras, Ms. Mancino, Mr. Jafferjee and Mr. Epstein were $20,297, $7,882, $20,297, $8,361 and $20,297, respectively.

(3) Amount shown for Ms. Michalaros includes the cost of car service ($56,571).

(4) Amount shown for Mr. Jafferjee includes a $300,000 signing bonus.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2008

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Inventive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Christa Michalaros	222,222	222,222	(1)	0	5.33	9//22/2016	0	0	0	0
Chad Spooner	187,500	62,500	(1)	0	5.33	6/20/2015	0	0	0	0
Nichole Vowteras	55,556	55,555	(1)	0	5.33	9/22/2016	0	0	0	0
Rosemary Mancino	55,556	55,555	(1)	0	5.33	9/22/2016	0	0	0	0
Jason Epstein	20,833	62,501	(1)	0	5.33	5/22/2017	0	0	0	0

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

The Compensation Committee’s Report shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this Compensation Committee’s Report by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee
Christa Michalaros, Chief Executive Officer and Director
John Kourakos, Director
George Kollitides, Director
Ronald Frankel, Director

Compensation of Directors

We may, but are not obligated to, pay members of our Board of Directors, who are not our employees and are not affiliated with Cerberus, directors fees equal to $50,000 per annum plus stock options equal to 1/10 of 1% of our fully diluted common stock.  Other than Mr. Kourakos, none of our non employee directors received any fee payments or equity grants.

Members of our Board of Directors who are either our employees or affiliated with Cerberus receive no separate compensation for serving on the Board of Directors.  All members of our Board of Directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the Board of Directors and of committees of the Board of Directors.

We have entered into an agreement for chairman of board of directors with John Kourakos which commenced on October 1, 2007.  Under the terms of the agreement, the initial period was from October 1, 2007 through September 30, 2008; thereafter, the agreement will continue for consecutive twelve (12) month periods commencing on each October 1, as long as Mr. Kourakos shall continue to be elected as chairman of the board.  If Mr. Kourakos’s status as Chairman is terminated under circumstances in which he does not remain a director, the Agreement will terminate, and the Company will pay to Mr. Kourakos all compensation and benefits to which Mr. Kourakos is entitled up through the date of termination.

Mr. Kourakos’ fee was $150,000 on an annualized basis from October 1, 2007 until June 30, 2008 and $200,000 per year commencing on July 1, 2008.  For fiscal year 2008, Mr. Kourakos was paid aggregate fees of $125,000 and was reimbursed $11,614 in the aggregate in connection with health insurance, travel, auto expenses and legal fees.

Mr. Kourakos is entitled, subject to vesting, to receive a transaction bonus in an amount equal to 1.0% of the Appreciated Value in connection with Sale Transactions and 1.0% of the Net Dividends paid other than in connection with a Sale Transaction (each as previously defined under “Transaction Bonus”).

Calculations of Appreciated Value or Net Dividends shall be made without duplication in connection with any Sale Transaction or Dividend payment.

In the event a Change in Control is consummated prior to full vesting of his Sale/Dividend Payment and provided that Mr. Kourakos’ service has not terminated as of the date of such Change in Control, Mr. Kourakos shall be one hundred percent (100%) vested in the entire Sale/Dividend Payment, which shall be payable in a lump sum within thirty (30) days of such Change in Control.

As of August 31, 2008, Mr. Kourakos’ Sale/Dividend payment was 12% vested.  Provided that Mr. Kourakos continues his service to the Company or its subsidiaries on each Vesting Date as described below, the Vesting Schedule is as indicated below:

Vesting Date: On the following anniversaries of October 1, 2007:	The following percent of the Sale/Dividend Payment shall vest:

12 month	4%
15 month	5%
18 month	5%
21 month	5%
24 month	5%
27 month	6%
30 month	6%
33 month	6%
36 month	6%
39 month	10%
42 month	10%
45 month	10%
48 month	10%

If Mr. Kourakos’ position as chairman of the board terminates for any reason prior to the consummation of a Change in Control, any then-unvested portion of his Sale/Dividend Payment shall immediately be cancelled, and Mr. Kourakos (and his estate, designated beneficiary or other legal representative, as applicable) shall forfeit any rights or interests in and with respect to any such unvested portion of his Sale/Dividend Payment.

In the event any Sale Transaction is consummated, or any Net Dividend is paid, on or prior to the first (1st) anniversary of Mr. Kourakos’ termination as chairman of the board, Mr. Kourakos shall be entitled to the portion of his Sale/Dividend Payment that had vested on or prior to the effective date of termination.  Such amount shall be payable to Mr. Kourakos in a lump sum within sixty (60) days of the date of such Sale Transaction or Net Dividend payment.

In the event any Sale Transaction is consummated, or any Net Dividend is paid, after such first (1st) anniversary, any rights or interests in the entire Sale/Dividend Payment shall be cancelled and Mr. Kourakos (and Mr. Kourakos’ estate, designated beneficiary or other legal representative, as applicable) shall forfeit any rights or interests in and with respect to his entire Sale/Dividend Payment.

Director Compensation

Name	Fees Earned	All Other Compensation(1)

John Kourakos	$125,000	$11,614

(1) Includes reimbursements in connection with health insurance, travel, auto expenses and legal fees.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

	Convertible Preferred Stock		Common Stock		Common Stock Equivalents
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Stephen Feinberg(2)(3)	7,500,000	100%	—	—	7,500,000	75.0%
RSW 2005, Inc.(9)	—	—	2,500,000	100%	2,500,000	25.0%
Christa Michalaros(4)	—	—	222,222	8%	222,222	2%
Chad Spooner(5)	—	—	187,500	7%	187,500	2%
Rosemary Mancino(6)	—	—	55,556	2%	55,556	—
Nichole Vowteras (7)	—	—	55,556	2%	55,556	—
Jason Epstein(8)	—	—	20,833	—	20,833	—
George Kollitides(3)	—	—	—	—	—	—
John Kourakos	—	—	—	—	—	—
Husein Jafferjee	—	—	—	—	—	—
Trish Mattler-Gateley(3)	—	—	—	—	—	—
Ronald Frankel(9)	—	—	2,125,000	85.0%	—	—
Robert Newman(9)	—	—	125,000	5.0%	—	—
Asher Haddad (9)	—	—	250,000	10.0%	—	—
All members of our Board of Directors and executive officers as a group (11 persons)			3,041,667	100%	3,041,667	29%

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

(3)    The address for Stephen Feinberg, George Kollitides and Trish Mattler-Gateley is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.

(4)    Includes vested options for 222,222 shares of common stock but does not include non-vested options for 222,222 shares of common stock, all of which were granted pursuant to Ms. Michalaros’ employment agreement with us.

(5)    Includes vested options for 187,500 shares of common stock but does not include non-vested options for 62,500 shares of common stock, all of which were granted pursuant to Mr. Spooner’s employment agreement with us.

(6)    Includes vested options for 55,556 shares of common stock but does not include non-vested options for 55,555 shares of common stock, all of which were granted pursuant to Ms. Mancino’s employment agreement with us.

(7)    Includes vested options for 55,556 shares of common stock but does not include non-vested options for 55,555 shares of common stock, all of which were granted pursuant to Ms. Vowteras’ employment agreement with us.

(8)    Includes vested options for 20,833 shares of common stock but does not include non-vested options for 62,501 shares of common stock, all of which were granted pursuant to Mr. Epstein’s employment agreement with us.

(9)    All of our common stock beneficially owned by Messrs. Frankel, Newman and Haddad are held by them indirectly through RSW 2005, Inc.

Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrents and rights	Weighted-average exercise price of outstanding options, warrents and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,111,111	$5.33	0
Total	1,111,111	$5.33	0

(1) A description of the Equity Compensation Plan is set forth under Note 3 to the Consolidated Financial Statements.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Since July 1, 2007, the beginning of the Company’s most recent fiscal year, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Director Independence

The board of directors has not made a determination as to whether each director is “independent” because all of the members of our board have either been appointed by Cerberus or RSW 2005, Inc. The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent.  The Company believes that Mr. Kourakos would be considered independent under the New York Stock Exchange’s definition of independence.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services rendered by PricewaterhouseCoopers LLP relating to the years ended June 30, 2008 and 2007.

	Year Ended June 30, 2008	Year Ended June 30, 2007
	(in thousands)
Audit fees(1)	$401	$365
Audit-related fees(2)	88	152
Tax fees(3)	132	90
All other fees(4)	2	2
Total	$623	$609

(1)    Fees for audit of annual financial statements and review of quarterly financial statements.

(2)    Fees for professional services for consultations in fiscal 2008 related to the Company’s implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Section 404 of the Sarbanes-Oxley Act of 2002.  The fees for fiscal 2007 related to the Company’s Registration Statement on Form S-4.

(3)    Fees related to professional services for tax compliance, tax advice and tax planning.  These services include tax return preparation services, technical tax advice on U.S. and international tax matters and assistance with tax audit defense matters.

(4)    Fees for permissible work provided by PricewaterhouseCoopers LLP that do not meet any of the above-category descriptions.  The fees relate to the use of Comperio, PricewaterhouseCoopers LLP’s accounting research software.

Under the Audit Committee’s Charter, the committee has the sole authority for appointing, compensating, retaining and overseeing the work of the Company’s independent auditors.  In addition, the committee has the sole authority to approve all engagement fees and terms and all permissible non-audit services to be provided by the independent auditors. Subsequent to the Company’s Registration Statement on Form S-4 filed February 9, 2007, the committee has approved each such audit and non-audit service to be provided by the Company’s independent auditors.  The committee has also adopted polices and procedures for pre-approving certain services performed by the independent auditors.  The committee has pre-approved the use of the independent auditors for specific types of services that fall within categories of non-audit services, including various tax services.  The percentage of fees paid for audit-related, tax and all other fees that were approved by the Audit Committee was 100% in fiscal 2008.  Management of the Company reviews the nature of the professional services to be rendered by the independent auditors with the committee during each committee meeting.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)                                 Financial Statements

(2)                                 Financial Statement Schedules

None.

(3)                                 List of Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following and is incorporated herein by reference, are filed as part of this annual report on Form 10-K.

(b) Exhibits

See the Exhibit Index below.

(c) Separate Financial Statements and Schedules

None.

EXHIBIT INDEX

Form 10-K for Fiscal Year Ended June 30, 2008

Exhibit No.	Description

2.1*	Securities Purchase Agreement, dated April 15, 2005, among RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc., Verrazano, Inc., Ronald Frankel and Rafaella Corporation

2.2*	Amendment No. 1 to the Securities Purchase Agreement, dated May 27, 2005

2.3*	Contribution Agreement, dated June 20, 2005, among Rafaella Sportswear, Inc. and Rafaella Apparel Group, Inc.

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of Rafaella Apparel Group, Inc.

3.2*	Bylaws of Rafaella Corporation

3.3*	Certificate of Incorporation of Verrazano, Inc.

3.4*	Bylaws of Verrazano, Inc.

4.1*	Stockholder’s Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc. and the principals set forth therein

4.2*	Indenture for the 11 1/4% Senior Secured Notes due 2011, dated June 20, 2005, among Rafaella Apparel Group, Inc., the guarantors named therein and The Bank of New York, as trustee and collateral agent

4.3*	First Supplemental Indenture, dated July 12, 2006, among Rafaella Apparel Group, Inc., the guarantors named therein and the Bank of New York, as trustee and collateral agent

4.4*	Form of 11 1/4% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Guarantee (included in Exhibit 4.2)

4.6*	Registration Rights Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Jeffries & Company, Inc. and the guarantors named therein

4.7*	Intercreditor Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association, The Bank of New York, as trustee and collateral agent

4.8*	Second Lien Security Agreement, dated June 20, 2005, in favor of The Bank of New York, among Rafaella Apparel Group, Inc., the additional grantors listed therein and The Bank of New York

10.1*	Note Purchase Agreement, dated June 13, 2005, among the Company, Jeffries & Company, Inc. and the guarantors named therein

10.2*	Escrow Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Ronald Frankel, and JPMorgan Chase Bank, N.A., as escrow agent

10.3*	Redemption Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Rafaella Sportswear, Inc. and RA Cerberus Acquisition, LLC

10.4*	Financing Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York

10.5*	Continuing Indemnity Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.6*	Pledge Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, as Agent

10.7*	Continuing Letter of Credit Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.8*	Deposit Account Control Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., The Bank of New York and HSBC Bank USA, National Association

10.9*	Trademark Collateral Security Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

Exhibit No.	Description

10.10*	Factoring Agreement, dated June 20, 2005, among GMAC Commercial Finance LLC and Rafaella Apparel Group, Inc.

10.11*	Rafaella Apparel Group, Inc. Equity Incentive Plan, dated June 20, 2005

10.12*	Employment Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.13*	Amendment to the Employment Agreement, dated June 20, 2005 between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.14*	Employment Agreement, dated as of April 24, 2006, between Rafaella Apparel Group, Inc. and Christa Michalaros

10.15*	Consulting Agreement and General Release, effective as of April 25, 2006, among Rafaella Apparel Group, Inc. and Glenn S. Palmer

10.16*	Employment Agreement dated as of May 1, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.17*	Amendment to the Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.18*	Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Rosemary Mancino

10.19

Employment Agreement, dated as of January 22, 2007, between Rafaella Apparel Group, Inc. and Jason W. Epstein, previously filed as Exhibit 10.19 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007, filed May 15, 2007, and herein incorporated by reference.

10.20

Employment Agreement, dated as of January 8, 2008, between Rafaella Apparel Group, Inc. and Husein Jafferjee, previously filed as Exhibit 10.20 to Rafaella’s Current Report on Form 8-K, filed January 14, 2008, and herein incorporated by reference.

10.21

Consent and Amendment No. 3 to Financing Agreement, dated March 4, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York, previously filed as Exhibit 10.21 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008, filed May 15, 2008, and herein incorporated by reference.

10.22

Amendment No. 4 to Financing Agreement, dated March 28, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York, previously filed as Exhibit 10.22 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008, filed May 15, 2008, and herein incorporated by reference.

10.23

Amendment No. 5 to Financing Agreement, dated May 14, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York, previously filed as Exhibit 10.23 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2008, filed May 15, 2008, and herein incorporated by reference.

10.24

Amendment to Employment Agreement, dated as of August 28, 2008, between Rafaella Apparel Group, Inc. and Husein Jafferjee, previously filed as Exhibit 10.24 to Rafaella’s Current Report on Form 8-K, filed September 3, 2008, and herein incorporated by reference.

10.25

Agreement for Chairman of Board of Directors, dated as of October 1, 2007, between Rafaella Apparel Group, Inc. and John Kourakos, previously filed as Exhibit 10.25 to Rafaella’s Current Report on Form 8-K, filed September 3, 2008, and herein incorporated by reference.

Exhibit No.	Description

10.26**	Amendment No. 1 to Financing Agreement, dated March 31, 2006, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York.

10.27**	Amendment No. 2 to Financing Agreement, dated December 31, 2006, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York.

21.1**	List of subsidiaries of Rafaella Apparel Group, Inc.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Previously filed as an exhibit to the Registration Statement on Form S-4 (Reg. No.:  333-138342) originally filed with the SEC on November 1, 2006.

**         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 29, 2008	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christa Michalaros	Chief Executive Officer and Director	September 29, 2008
(Principal Executive Officer)
Christa Michalaros

/s/ Chad J. Spooner	Chief Financial Officer (Principal	September 29, 2008
Financial and Accounting Officer)
Chad J. Spooner

/s/ John Kourakos	Director, Chairman of the Board	September 29, 2008

John Kourakos

/s/George Kollitides	Director	September 29, 2008

George Kollitides

/s/ Trish Mattler-Gateley	Director	September 29, 2008

Trish Mattler-Gateley

/s/ Ronald Frankel	Director	September 29, 2008

Ronald Frankel

/s/ Robert Newman	Director	September 29, 2008

Robert Newman

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been or will be distributed to the shareholders.

Rafaella Apparel Group, Inc. and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rafaella Apparel Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Rafaella Apparel Group, Inc. and its subsidiaries (the "Company") at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008. The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" on July 1, 2007. As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.

PricewaterhouseCoopers LLP

New York, NY

September 19, 2008

Rafaella Apparel Group, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except number of shares)

	June 30, 2008	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$17,131	$11,390
Receivables, net	15,286	20,785
Inventories	33,249	44,375
Deferred income taxes	3,578	3,510
Other current assets	1,023	2,186
Total current assets	70,267	82,246
Equipment and leasehold improvements, net	1,082	284
Intangible assets, net	65,314	104,154
Deferred financing costs, net	4,807	7,079
Other assets	47	41
Deferred income taxes	7,331
Total assets	$148,848	$193,804

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,549	$13,886
Accrued expenses and other current liabilities	2,278	3,628
Current portion of senior secured notes	865	234
Total current liabilities	13,692	17,748
Senior secured notes	119,748	133,144
Income taxes	7,294	9,750
Deferred rent	384	320
Total liabilities	141,118	160,962
Commitments and contingencies
Redeemable convertible preferred stock—$.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized; 7,500,000 shares issued and outstanding	52,110	48,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 shares authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	264	241
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(18,647)	10,488
Total stockholders’ equity (deficit)	(44,380)	(15,268)
Total liabilities and stockholders’ equity (deficit)	$148,848	$193,804

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006

Net sales	$177,990	$191,284	$222,187
Cost of sales	129,086	127,170	148,555
Gross profit	48,904	64,114	73,632
Selling, general and administrative expenses	67,017	30,951	29,938
Operating income (loss)	(18,113)	33,163	43,694
Interest expense and other financing, net	14,840	23,884	22,631
Income (loss) before provision for (benefit from) income taxes	(32,953)	9,279	21,063
Provision for (benefit from) income taxes	(8,199)	2,999	8,463
Net income (loss)	(24,754)	6,280	12,600
Dividends accrued on redeemable convertible preferred stock	4,000	4,000	4,000
Net income (loss) available to common stockholders	$(28,754)	$2,280	$8,600

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

	Common Stock		Additional Paid in	Deemed Dividend, in excess of predecessor	Retained Earnings (Accumulated
	Shares	Amount	Capital	basis	Deficit)	Total
Balance at June 30, 2005	2,500,000	$25	$	$(26,022)	$(392)	$(26,389)
Net income					12,600	12,600
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Balance at June 30, 2006	2,500,000	25		(26,022)	8,208	(17,789)
Net income					6,280	6,280
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			241			241
Balance at June 30, 2007	2,500,000	25	241	(26,022)	10,488	(15,268)
Net loss					(24,754)	(24,754)
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			23			23
Adoption of FIN 48					(381)	(381)
Balance at June 30, 2008	2,500,000	$25	$264	$(26,022)	$(18,647)	$(44,380)

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006

Cash flows provided by operating activities:
Net income (loss)	$(24,754)	$6,280	$12,600
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred finance charges	2,302	3,849	2,087
Accretion of original issue discount	1,040	772	983
Depreciation and amortization	4,504	4,985	5,453
Stock-based compensation expense	23	241
Income taxes	(10,236)	(2,364)	8,026
Deferred rent	64	191	129
Gain on senior secured notes purchases	(3,670)
Intangible asset impairment	34,504
Changes in operating assets and liabilities:
Accounts receivable	5,499	1,725	670
Inventories	11,126	2,679	5,066
Other current assets	1,163	(46)	(1,930)
Accounts payable	(3,336)	(2,440)	2,404
Accrued expenses and other current liabilities	(1,351)	871	1,277
Other assets	(6)
Net cash provided by operating activities	16,872	16,743	36,765
Cash flows used in investing activities:
Purchase of business, net of cash acquired			(188)
Purchase of equipment and leasehold improvements	(966)	(214)	(95)
Net cash used in investing activities	(966)	(214)	(283)
Cash flows (used in) provided by financing activities:
Net borrowings (repayments) on short-term borrowings			(9,261)
Repurchase of senior secured notes	(10,135)	(31,816)
Deferred financing costs	(30)
Decrease in book overdraft		(596)
Net cash (used in) provided by financing activities	(10,165)	(32,412)	(9,261)
Net increase (decrease) in cash and cash equivalents	5,741	(15,883)	27,221
Cash and cash equivalents, beginning of period	11,390	27,273	52
Cash and cash equivalents, end of period	$17,131	$11,390	$27,273
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,538	$20,104	$19,293
Income taxes	548	7,326	2,511
Supplemental disclosures of non-cash financing activities:
Accretion of preferred stock to redemption value	$4,000	$4,000	$4,000

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc.
Notes to Consolidated Financial Statements

1.  Description of Business and Acquisition

Rafaella Apparel Group, Inc., together with its subsidiaries (the “Company”), is a designer, sourcer and marketer of a full line of women’s career and casual sportswear separates sold primarily under the Rafaella brand and private label brands of our customers.  The Company’s products are sold to department and specialty stores and off-price retailers located throughout the United States of America.

The Company, a Delaware corporation, was formed to effect the acquisition of Rafaella Sportswear, Inc. (the “Predecessor”) by RA Cerberus Acquisition, LLC.  On June 20, 2005, pursuant to a Securities Purchase Agreement dated April 15, 2005, as amended, the Company issued redeemable convertible preferred stock (the “Preferred Stock”) to RA Cerberus Acquisition, LLC for $40,000,000 (note 10).  Immediately prior to the issuance of the Preferred Stock, the Predecessor contributed substantially all of its assets to the Company in exchange for 100% of the Company’s common stock (10,000,000 shares) and the assumption of certain liabilities related to the contributed assets.  Immediately following the issuance of the Preferred Stock, the Company issued $172,000,000 Senior Secured Notes (note 9) and entered into a $62,500,000 revolving credit facility (note 8).  Proceeds from the Preferred Stock, Senior Secured Notes issuance and borrowings under the revolving credit facility were used to redeem 7,500,000 shares of common stock, pay transaction costs, pay debt issuance costs, and retire short term borrowings of the Predecessor.

The June 20, 2005 transaction was accounted for as a purchase of the Predecessor’s business in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and the Emerging Issues Task Force Issue No. 88-16, “Basis in Leveraged Buyout Transactions”.  As the stockholders of the Predecessor (“Continuing Stockholders”) retained a 25% interest in the Company through the Predecessor’s ownership of the common stock, the assets and liabilities of the Company were assigned new values, which are part carryover basis (25%) and part fair value basis (75%).  The Continuing Stockholders’ residual interest in the Company applied to the incremental debt resulting from the acquisition was accounted for as a deemed dividend and recognized as a reduction of stockholders’ equity (deficit).

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company is organized as, and operates in, one reportable segment:  the designing, sourcing, and marketing of a full line of women’s career and casual sportwear separates.  The Company’s chief operating decision-maker is its Chief Executive Officer.  The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by customer, for purposes of evaluating financial performance and allocating resources.  The Company’s operations and assets are primarily located in the United States of America.

2.  Significant Accounting Policies

Basis of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates by their nature are based on judgments and available information.  Therefore, actual results could differ materially from those estimates under different assumptions and conditions.  The most significant assumptions and estimates involved in preparing the financial statements include, among other things, income taxes, customer allowances for discounts, returns, markdowns, co-op advertising and operational chargebacks, lower of cost or market estimates related to inventory, and the estimated useful lives and fair values of intangible assets.

Cash and cash equivalents

Cash and cash equivalents include overnight deposits with banks, which are unrestricted as to withdrawal or use, and have an original maturity of three months or less.  Interest income, included within interest expense, net, and other financing, that was earned on the Company’s cash and cash equivalents amounted to $310,000, $1,079,000, and $315,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

Receivables

The Company assigns and sells certain of its accounts receivable pursuant to an agreement with a large commercial financial institution (the “factor”) whereby the factor pays the Company after the factor receives payment from the Company’s customer.  The factor will assume credit risk on all assigned accounts receivable for which it has provided written credit approval.  If the receivable becomes greater than 60 days past due, the full amount of the receivable is payable by the factor, except for accounts receivable due from department and chain stores, which are due on the earlier of receipt of payment from the customer or 20 days after the customer becomes bankrupt or insolvent.  An allowance for sales discounts, returns, markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables.  Certain of these provisions result from seasonal negotiations with customers, as well as historic deduction trends and the evaluation of current market conditions.  The Company also grants credit directly to certain customers in the normal course of business without participation by the factor.  An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.  The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the FIFO (First-in, First-out) method.  Cost includes amounts paid to purchase piece goods and manufacture the Company’s products, plus duty, quota, inbound freight and buying commissions.

Long-lived assets

Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization.  The Company capitalizes improvements to the extent they increase the economic life of the asset.  Furniture, fixtures, and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 10 years.  Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful lives of the assets.  Depreciation and amortization expense is included in selling, general and administrative expenses.  Expenditures for maintenance and repairs are expensed in the period incurred.

Intangible assets consist of the trademark and trade name, customer relationships of the Predecessor, and non-compete agreements with officers of the Predecessor, acquired on June 20, 2005.  Customer relationships are amortized using straight-line and accelerated methods over their estimated useful lives of 7 and 15 years, respectively.  Non-compete agreements are amortized using the straight-line method over their estimated useful lives of 2 and 10 years.  Owned trademarks have been determined to have indefinite lives and are not subject to amortization.

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

Revenue recognition

Sales are recognized when merchandise is shipped and title and risk of loss are transferred to customers.  Revenue is recorded net of estimated discounts, returns and allowances.  Discounts are based on trade terms.  Returns and allowances require pre-approval from management.  On a seasonal basis, the Company negotiates price allowances with its customers as sales incentives or for the cost of certain promotions.  These allowances are estimated based on historic trends, seasonal results, an evaluation of current economic conditions, and retailer performance.

Cost of sales

Cost of sales includes expenses to acquire and produce goods for sale, including product costs, freight, import costs, third party inspection activity, and provisions for shrinkage, excess and obsolete inventory.  Warehousing activities, including receiving, storing, picking, packing and general warehousing costs, are included in selling, general and administrative expenses.

Advertising

The Company records advertising expense as incurred.  Cooperative advertising expenses without specific performance guidelines are reflected as a reduction of net sales and for the years ended June 30, 2008, 2007 and 2006 were approximately $2,302,000, $1,478,000, and $1,393,000, respectively.  Non cooperative advertising expenses approximated $225,000 for the year ended June 30, 2008.  Non cooperative advertising for the years ended June 30, 2007 and 2006 was not significant.

Shipping and handling costs

The Company includes shipping and handling costs associated with inbound freight in cost of sales.  Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and for the years ended June 30, 2008, 2007 and 2006 amounted to approximately $332,000, $470,000, and $573,000, respectively.

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

3.  Stock-based compensation

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

At June 30, 2006, 916,666 stock options were outstanding pursuant to formal stock option grants or committed pursuant to contractual obligations of the Company.  During October 2006, the Company formally granted 777,777 stock options, which included 666,666 stock options the Company was committed to issue pursuant to contractual obligations at June 30, 2006 and an additional 111,111 stock options pursuant to an employment agreement for which service commenced in August 2006.  Other than the August 2006 stock option award and a grant of 83,334 stock options in May 2007, there were no other stock option grants, exercises or forfeitures during the years ended June 30, 2008 and 2007.  Accordingly, at June 30, 2008, options to purchase a total of 1,111,111 shares of common stock of the Company at $5.33 per share were outstanding.  At June 30, 2008, 652,778 options were vested and exercisable.  Of the outstanding and unvested options, 250,000 vest within the next year and 208,333 vest within the next three years.  The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 8.0 years.

Each of the individuals who were formally granted stock option awards during October 2006 entered into contractual agreements with the Company, which included stock option grants under the provisions of the Company’s Plan.  As a mutual understanding of the terms of the awards existed and there was no performance criteria necessary to receive the grants other than to enter into such contractual agreements with the Company, grant dates were determined based upon the effective date of each of the respective agreements.  Accordingly, except for the August 2006 and May 2007 stock option awards, the Company has accounted for each of the stock option awards granted during the year ended June 30, 2006 in accordance with SFAS 123.  The August 2006 and May 2007 stock option awards were accounted for as grants during the year ended June 30, 2007 under SFAS 123R.  As of June 30, 2008, common stock that could be acquired through the exercise of 555,556 stock options are subject to the call right provisions described above.  Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause.  As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of June 30, 2008, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $379,000 at June 30, 2008.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions described above, of approximately $23,000 and $241,000 during the years ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, there was an additional $43,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 1.8 years.

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

The Company is obligated to pay certain cash payments equal to three and five-tenths percent (3.5%) of the Appreciated Value of the Company in connection with Sale Transactions and three and five-tenths percent (3.5%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and an employee and a member of the Company’s board of directors during the year ended June 30, 2008.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of June 30, 2008, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

4.  Receivables

Receivables consist of (in thousands):

	June 30, 2008	June 30, 2007

Due from factor	$12,732	$14,562
Trade receivables	10,000	13,141
	22,732	27,703
Less: Allowances for sales returns, discounts, and credits	(7,446)	(6,918)
	$15,286	$20,785

For the years ended June 30, 2008, 2007 and 2006, the provision for sales returns, discounts and credits charged to earnings was $34,364,000, $35,141,000 and $32,985,000, respectively, and decreased by authorized deductions taken by customers of $33,836,000, $35,830,000 and $25,378,000, respectively.

5.  Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2008	June 30, 2007

Piece goods (held by contractors)	$1,544	$9,139
Finished goods:
In warehouse	20,170	27,936
In transit	11,535	7,300
	$33,249	$44,375

6.  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30, 2008	June 30, 2007

Furniture, fixtures and equipment	$1,136	$327
Leasehold improvements	239	82
	1,375	409
Less: Accumulated depreciation and amortization	(293)	(125)
	$1,082	$284

Depreciation and amortization expense of equipment and leasehold improvements for the years ended June 30, 2008, 2007 and 2006 were approximately $168,000, $45,000 and $77,000, respectively.

7.  Intangible Assets

Intangible assets resulting from the June 20, 2005 acquisition, consist of the following as of June 30, 2008 and 2007 (in thousands):

	Estimated Lives	2008	2007
Customer relationships	7, 15 years	$43,525	$43,525
Less: Accumulated amortization		(13,406)	(9,326)
		30,119	34,199

Non-compete agreements	2, 10 years	3,067	3,067
Less: Accumulated amortization		(1,269)	(1,013)
		1,798	2,054

Trademark and trade name	Indefinite life	33,397	67,901
Total intangible assets		$65,314	$104,154

The Company’s indefinite-lived intangible assets consist of the Rafaella trademark and trade name, as the Company believes these assets will contribute to cash flows indefinitely.  These assets have been in existence since the Company’s inception 25 years ago, and there is no foreseeable limit on the period of time over which they are expected to contribute to cash flows.  In accordance with SFAS No. 142, the Company’s trademark and trade name are reviewed at least annually for impairment.  The Company performed its annual impairment test of the trademark and trade name during the fourth quarter of the fiscal year ended June 30, 2008 and determined that the trademark and trade name was impaired necessitating a charge of $34.5 million.  The impairment was due to decreased sales and cash flows attributable to the Rafaella brand as a result of reduced forecasts for future years given the current state of the US apparel retail environment.  The impairment charge of $34.5 million is reflected within selling, general and administrative expenses for the year ended June 30, 2008.  There were no impairments or impairment indicators present and no impairment loss was recorded during the fiscal years ended June 30, 2007 and 2006.  The amortization expense related to intangible assets for the years ended June 30, 2008, 2007 and 2006 was approximately $4,336,000, $4,940,000, and $5,376,000, respectively.

Estimated amortization expense for the next five years is as follows:

(in thousands)
2009	$4,209
2010	3,934
2011	3,661
2012	3,401
2013	2,874

8.  Short-term Borrowings

Effective June 20, 2005, the Company entered into a revolving credit facility with HSBC Bank USA, National Association (“HSBC”).  The credit facility provides the Company with a revolving line of credit, which can be used for loans and letters of credit of up to $62,500,000, with a sublimit for loans of $45,000,000.  Under the credit facility, the aggregate credit available to the Company is equal to specified percentages of eligible receivables and inventory, plus letters of credit issued for finished goods, subject to adjustment by HSBC.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) the prime rate minus one-half of one percent (0.50%) per annum or (ii) the London interbank offered rate plus two and one-quarter percent (2.25%) per annum (each rate as defined in the credit facility).  The credit facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the credit facility.  At June 30, 2008, there were no loans and $16.9 million of letters of credit outstanding under the credit facility.  The Company had credit availability of approximately $9.6 million.

Pursuant to the credit agreement, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the revolving credit facility.  Under the Company’s factoring agreement, the Company directs its customers to remit payments on accounts receivable to GMAC, its factor.  At the request of HSBC, the Company has directed GMAC to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the revolving credit facility.  The factoring agreement can be terminated by the Company or the factor at anytime, with sixty days notice, at which point all proceeds from receivables shall be deposited, as directed by HSBC, for the payment of outstanding borrowings.  Payments from customers in connection with these arrangements are reflected in operating cash flows as collections of receivables.  Funds remitted under this arrangement to reduce short-term borrowings are reflected as cash flows used in financing activities in the statement of cash flows.

Loan borrowings and repayments under the revolving credit facility were $12.8 million and $12.8 million, respectively, during the year ended June 30, 2008.  There were no loan borrowings or repayments under the revolving credit facility during the year ended June 30, 2007.  Total loan borrowings and repayments under the revolving credit facility amounted to $64,891,000 and $74,152,000, respectively, during the year ended June 30, 2006.

The credit facility is collateralized by substantially all of the assets of the Company and expires on June 20, 2010.  The credit agreement contains various covenants that, among others, require the Company to maintain a minimum level of working capital, report net income on a rolling six month period for the periods ended September 30, December 31, March 31 and June 30 and places limitations on dividends and repurchases of capital stock, investments, asset sales and incurrence of additional indebtedness.  A default on the senior secured notes will trigger a default under this arrangement.

During the quarter ended March 31, 2008, the Company amended its credit facility, whereby for the rolling six month period ended March 31, 2008, the Company was permitted to incur a net loss of up to $2,000,000.  The Company was in compliance with its revised financial covenants as of March 31, 2008; however, the Company’s forecasts indicated that there was the likelihood that the Company would not be in compliance with its future net income financial covenant and, accordingly, the Company sought to further amend the covenant.  Subsequent to March 31, 2008, the Company amended the credit facility net income financial covenant.  For purposes of determining compliance with the net income financial covenant, effective with the quarter ending June 30, 2008, the definition of net income was amended to exclude noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets; the aggregate maximum amount of the noncash exclusions, in any one quarter, may not exceed $2,500,000 commencing with the fiscal quarters ending on or after September 30, 2008.

As of June 30, 2008, the Company was in compliance with the financial covenants included in the credit facility.  The Company’s forecasts indicate that the Company will be in compliance with its future financial covenants under the credit facility.  However, due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.  A violation of the financial covenants constitutes an event of default under the credit facility.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the credit facility and its obligation to make advances under it.

9.  Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at June 30, 2008 and 2007 is $124,261,000 and $138,509,000, respectively.  At June 30, 2008 and 2007, the unamortized original issue discount is $3,648,000 and $5,131,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the revolving credit facility.

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

The Company currently estimates that the annual excess cash flow payment with respect to the fiscal year ended June 30, 2008, payable in November 2008, will be approximately $939,000, and has classified the current portion of senior secured notes as current within the consolidated balance sheet as of June 30, 2008.

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

The Company purchased, at a discount, $6,000,000 and $8,027,000 of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the year ended June 30, 2008.

In August 2008, the Company purchased, at a discount, $28.5 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $17.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, will be recorded in the quarter ending September 30, 2008.

The senior secured notes indenture contains certain covenants, including limitations on dividends and repurchases of capital stock, investments, asset sales and additional indebtedness.  In addition, a default on the revolving credit facility will trigger a default with respect to the senior secured notes.

10.  Redeemable Convertible Preferred Stock

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

The Preferred Stock is redeemable at the option of the holder upon the earlier of (i) a change in control of the Company, as defined in the certificate of incorporation, (ii) June 20, 2010, if no principal amounts of the senior secured notes are outstanding, and (iii) December 20, 2011, if principal amounts of the senior secured notes are outstanding.  The Preferred Stock is redeemable at its original purchase price, plus a return of 10% per annum, which is being accreted through a charge to retained earnings.  Since the redemption of the Preferred Stock is outside the control of the Company, the Preferred Stock is classified outside of stockholders’ equity (deficit) on the consolidated balance sheets.  For each of the years ended June 30, 2008, 2007 and 2006, the Company accreted $4,000,000 towards the Preferred Stock.

The Preferred Stock is convertible into common stock on a one for one basis.  Such conversion ratio is subject to adjustment in the event of additional issuances of common stock at prices less than the original conversion price.

11.  Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006

Current:
Federal	$1,714	$5,106	$181
State and local	322	257	255
	2,036	5,363	436
Deferred:
Federal	(9,462)	(1,939)	7,113
State and local	(773)	(425)	914
	(10,235)	(2,364)	8,027
	$(8,199)	$2,999	$8,463

The effective income tax rate differs from the statutory income tax rate as follows:

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006

Statutory federal income tax rate	(34.0)%	34.0%	35.0%
State and local income taxes, net of federal benefit	(3.5)	(1.7)	5.2
Valuation allowance	11.2
FIN 48 interest and liabilities	1.4
Effective tax rate	(24.9)%	32.3%	40.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of deferred taxes as of June 30, 2008 and 2007, relating primarily to temporary differences arising as a result of the acquisition, are as follows (in thousands):

	June 30, 2008	June 30, 2007

Deferred tax assets:
Accounts receivable	$192	$
Inventories	3,052	2,561
Accrued expenses and other liabilities	484	1,093
Interest	493
Deferred financing costs and other assets	426	427
Intangible assets	10,460
Stock-based compensation	105	93
Other	70
Total deferred tax assets	15,282	4,174
Valuation allowance on deferred tax assets	(4,300)
Deferred tax liabilities:
Intangible assets		(10,372)
Accounts receivable		(21)
Depreciation	(73)	(21)
Total deferred tax liabilities	(73)	(10,414)
Net deferred taxes	$10,909	$(6,240)

During the year ended June 30, 2008, the Company established a valuation allowance of $4.3 million for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment (note 7).  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.  During the years ended June 30, 2007 and 2006, the Company used $101,000 and $9,037,000 of federal net operating loss carryforwards, respectively.  State net operating loss carryforwards of $6,233,000 were used during the year ended June 30, 2007.  As of June 30, 2008 and 2007, there were no operating loss carryforwards.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  As of June 30, 2008, accrued interest approximated $1.2 million.  For the year ended June 30, 2008, interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended June 30, 2008 is as follows:

FIN 48 Tabular Reconciliation	(in thousands)
Gross unrecognized tax benefits at July 1, 2007	$5,893
Gross increases/decreases - prior period positions	198
Gross unrecognized tax benefits at June 30, 2008	$6,091

As of June 30, 2008, the Company had approximately $0.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company remains subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date.  The Internal Revenue Service is currently auditing the Company’s 2006 federal income tax return.  In addition, the 2006 and 2005 tax years for a state and local tax jurisdiction is currently being audited.  To date, no significant adjustments have been proposed as a result of these audits.  At this time, it is not reasonably possible to estimate the impact of the resolution of these audits on the Company’s financial statements.  The Company does not believe it is reasonably possible the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12.  Concentration of Credit Risk and Major Customers

The Company maintains its cash accounts in one commercial bank located in New York.  The cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank.

Receivables arise in the normal course of business.  Management minimizes its credit risk with respect to trade receivables sold to its factor.  For trade receivables not factored, management monitors the creditworthiness of such customers and reviews the outstanding receivables at period end, as well as uncollected account experience and establishes an allowance for doubtful accounts as deemed necessary.  Bad debt expense approximated $0.6 million for the year ended June 30, 2008.  Bad debt expense was not significant for any of the other periods presented.

For the year ended June 30, 2008, sales to three customers approximated $37.3 million, $35.9 million, and $32.4 million of the Company’s consolidated net sales.  For the year ended June 30, 2007, sales to three customers approximated $41.2 million, $40.8 million, and $21.8 million of the Company’s consolidated net sales.  For the year ended June 30, 2006, sales to three customers approximated $69.2 million, $38.5 million, and $29.9 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from four customers approximated $3.0 million, $2.8 million, $2.5 million, and $1.7 million at June 30, 2008.  Accounts receivable, net of allowances, from four customers approximated $3.6 million, $2.9 million, $2.8 million, and $2.3 million at June 30, 2007.

13.  Commitments and Contingencies

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

Years ending June 30,	(in thousands)
2009	$2,132
2010	2,226
2011	1,809
2012	1,392
2013	821
Thereafter	—
$8,380

Rent expense for the years ended June 30, 2008, 2007 and 2006 was approximately $2,188,000, $1,915,000, and $1,895,000, respectively.

The Company was contingently liable for open letters of credit of approximately $16.9 million and $18.1 million as of June 30, 2008 and 2007, respectively.

14.  Retirement Plan

The Company has a defined contribution retirement plan which covers all employees and provides for eligible employees to make elective contributions of up to 15% of their salary.  Company matching contributions to the plan for the years ended June 30, 2008, 2007 and 2006, were approximately $198,000, $181,000, and $166,000, respectively.

15.  Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying value due to their short-term maturities.  At June 30, 2008 and 2007, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $73,159,000 and $139,894,000, respectively.

16.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	June 30, 2008	June 30, 2007

Accrued interest expense	$621	$693
Accrued compensation and benefits	1,152	2,676
Other accrued liabilities	505	259
	$2,278	$3,628

17.  Quarterly Financial Data (unaudited) (in thousands)

	Quarter ended
	June 30, 2008(1)(3)	March 31, 2008(1)	December 31, 2007	September 30, 2007

Net sales	$41,621	$46,394	$42,563	$47,412
Gross profit	10,652	12,960	9,266	16,026
Net income (loss)	(26,212)	995	(1,899)	2,362

	Quarter ended
	June 30, 2007(2)	March 31, 2007	December 31, 2006(2)	September 30, 2006

Net sales	$46,053	$45,633	$42,779	$56,819
Gross profit	13,541	15,817	12,321	22,435
Net income (loss)	268	1,641	(1,180)	5,551

(1)    The Company recorded gains of approximately $1.7 million and $0.4 million, net of tax, in connection with the January 2008 and June 2008 senior secured note purchases (described in Note 9) during the quarterly periods ended June 30, 2008 and March 31, 2008, respectively.

(2)    The Company wrote-off $0.8 million and $1.0 million of unamortized original issue discount and deferred financing costs, net of income taxes, in connection with the senior secured note repurchases (described in Note 9) during the quarterly periods ended June 30, 2007 and December 31, 2006, respectively.

(3)    The Company recorded an impairment charge of $34.5 million during the quarter ended June 30, 2008 related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  The impairment charge is reflected within selling, general and administrative expenses.

18.  Consolidating Financial Statements

In June 2005, the Company issued 11.25% Senior Secured Notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of June 30, 2008 and 2007, and for the years ended June 30, 2008, 2007 and 2006 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2008

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Assets
Current assets:
Cash and equivalents	$17,154	$	$(23)	$17,131
Receivables, net	13,685	1,601		15,286
Inventories	31,467	1,782		33,249
Deferred income taxes	3,510	68		3,578
Other current assets	1,086	14,611	(14,674)	1,023
Total current assets	66,902	18,062	(14,697)	70,267
Equipment and leasehold improvements, net	1,080		2	1,082
Intangible assets, net	64,010	1,304		65,314
Deferred financing costs, net	4,807			4,807
Investment in subsidiaries	18,235		(18,235)
Other assets	47			47
Deferred income taxes	7,029	302		7,331
Total assets	$162,110	$19,668	$(32,930)	$148,848

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,478	$1,094	$(23)	$10,549
Accrued expenses and other liabilities	16,750	104	(14,576)	2,278
Current portion of senior secured notes	865			865
Total current liabilities	27,093	1,198	(14,599)	13,692
Senior secured notes	119,748			119,748
Income taxes	7,155	139		7,294
Deferred rent	384			384
Total liabilities	154,380	1,337	(14,599)	141,118
Commitments and contingencies
Redeemable convertible stock	52,110			52,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	264	8,741	(8,741)	264
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(18,647)	9,590	(9,590)	(18,647)
Total stockholders’ equity (deficit)	(44,380)	18,331	(18,331)	(44,380)
Total liabilities and stockholders’ equity (deficit)	$162,110	$19,668	$(32,930)	$148,848

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2007

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Assets
Current assets:
Cash and equivalents	$11,390	$	$	$11,390
Receivables, net	17,182	3,603		20,785
Inventories	39,012	5,363		44,375
Deferred income taxes	3,265	245		3,510
Other current assets	2,131	9,054	(8,999)	2,186
Total current assets	72,980	18,265	(8,999)	82,246
Equipment and leasehold improvements, net	284			284
Intangible assets, net	102,519	1,635		104,154
Deferred financing costs, net	7,079			7,079
Investment in subsidiaries	15,209		(15,209)
Other assets	41			41
Total assets	$198,112	$19,900	$(24,208)	$193,804

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,301	$4,585	$	$13,886
Accrued expenses and other liabilities	12,567	60	(8,999)	3,628
Current portion of senior secured notes	234			234
Total current liabilities	22,102	4,645	(8,999)	17,748
Senior secured notes	133,144			133,144
Income taxes	9,704	46		9,750
Deferred rent	320			320
Total liabilities	165,270	4,691	(8,999)	160,962
Commitments and contingencies
Redeemable convertible stock	48,110			48,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	241	8,741	(8,741)	241
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings	10,488	6,468	(6,468)	10,488
Total stockholders’ equity (deficit)	(15,268)	15,209	(15,209)	(15,268)
Total liabilities and stockholders’ equity (deficit)	$198,112	$19,900	$(24,208)	$193,804

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2008

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$145,561	$32,429		$177,990
Cost of sales	105,034	23,977	$75	129,086
Gross profit	40,527	8,452	(75)	48,904
Selling, general and administrative expenses	63,563	3,433	21	67,017
Operating income (loss)	(23,036)	5,019	(96)	(18,113)
Interest expense and other financing, net	14,840			14,840
Income (loss) before provision for (benefit from) income taxes	(37,876)	5,019	(96)	(32,953)
Provision for (benefit from) income taxes	(10,013)	1,814		(8,199)
Equity in earnings of subsidiaries	3,109		(3,109)
Net income (loss)	$(24,754)	$3,205	$(3,205)	$(24,754)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2007

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$169,478	$21,806		$191,284
Cost of sales	110,748	16,422		127,170
Gross profit	58,730	5,384		64,114
Selling, general and administrative expenses	28,618	2,333		30,951
Operating income	30,112	3,051		33,163
Interest expense and other financing, net	23,885	(1)		23,884
Income before provision for income taxes	6,227	3,052		9,279
Provision for income taxes	1,883	1,116		2,999
Equity in earnings of subsidiaries	(1,936)		$1,936
Net income	$6,280	$1,936	$(1,936)	$6,280

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2006

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$192,594	$29,593		$222,187
Cost of sales	128,318	20,237		148,555
Gross profit	64,276	9,356		73,632
Selling, general and administrative expenses	27,319	2,619		29,938
Operating income	36,957	6,737		43,694
Interest expense and other financing, net	22,631			22,631
Income before provision for income taxes	14,326	6,737		21,063
Provision for income taxes	6,033	2,430		8,463
Equity in earnings of subsidiaries	(4,307)		$4,307
Net income	$12,600	$4,307	$(4,307)	$12,600

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2008

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income (loss)	$(24,754)	$3,205	$(3,205)	$(24,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	2,302			2,302
Accretion of original issue discount	1,040			1,040
Depreciation and amortization	4,173	331		4,504
Equity in earnings of subsidiaries	(3,109)		3,109
Stock-based compensation expense	23			23
Income taxes	(10,121)	(115)		(10,236)
Deferred rent	64			64
Gain on senior secured notes purchases	(3,670)			(3,670)
Intangible asset impairment	34,504			34,504
Changes in operating assets and liabilities:
Accounts receivable	3,497	2,002		5,499
Inventories	7,545	3,581		11,126
Other current assets	1,045	(5,557)	5,675	1,163
Accounts payable	178	(3,515)	1	(3,336)
Accrued expenses and other current liabilities	4,182	45	(5,578)	(1,351)
Other assets	(6)			(6)
Net cash provided by (used in) operating activities	16,893	(23)	2	16,872
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(964)		(2)	(966)
Net cash used in investing activities	(964)		(2)	(966)
Cash flows (used in) provided by financing activities:
Increase in book overdraft		23	(23)
Repurchase of senior secured notes	(10,135)			(10,135)
Deferred financing costs	(30)			(30)
Net cash (used in) provided by financing activities	(10,165)	23	(23)	(10,165)
Net increase in cash and cash equivalents	5,764		(23)	5,741
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$17,154	$	$(23)	$17,131

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2007

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by operating activities:
Net income	$6,280	$1,936	$(1,936)	$6,280
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	3,849			3,849
Accretion of original issue discount	772			772
Depreciation and amortization	4,600	385		4,985
Equity in earnings of subsidiaries	(1,936)		1,936
Stock-based compensation expense	241			241
Income taxes	(2,185)	(179)		(2,364)
Deferred rent	191			191
Changes in operating assets and liabilities:
Accounts receivable	3,467	(1,742)		1,725
Inventories	1,652	1,027		2,679
Other current assets	1,383	(4,137)	2,708	(46)
Accounts payable	(5,132)	2,692		(2,440)
Accrued expenses and other current liabilities	3,519	60	(2,708)	871
Net cash provided by operating activities	16,701	42		16,743
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(214)			(214)
Net cash used in investing activities	(214)			(214)
Cash flows used in financing activities:
Decrease in book overdraft	(554)	(42)		(596)
Repurchase of senior secured notes	(31,816)			(31,816)
Net cash used in financing activities	(32,370)	(42)		(32,412)
Net decrease in cash and cash equivalents	(15,883)			(15,883)
Cash and cash equivalents, beginning of period	27,273			27,273
Cash and cash equivalents, end of period	$11,390	$	$	$11,390

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2006

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income	$12,600	$4,307	$(4,307)	$12,600
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	2,087			2,087
Accretion of original issue discount	983			983
Depreciation and amortization	5,106	347		5,453
Equity in earnings of subsidiaries	(4,307)		4,307
Income taxes	7,864	162		8,026
Deferred rent	129			129
Changes in operating assets and liabilities:
Accounts receivable	1,400	(730)		670
Inventories	4,854	212		5,066
Other current assets	(3,304)	(4,867)	6,241	(1,930)
Accounts payable	3,183	(779)		2,404
Accrued expenses and other current liabilities	6,179	1,339	(6,241)	1,277
Net cash provided by (used in) operating activities	36,774	(9)		36,765
Cash flows used in investing activities:
Purchase of business, net of cash acquired	(188)			(188)
Purchase of equipment and leasehold improvements	(95)			(95)
Net cash used in investing activities	(283)			(283)
Cash flows used in financing activities:
Net repayments on short-term borrowings	(9,261)			(9,261)
Net cash used in financing activities	(9,261)			(9,261)
Net increase (decrease) in cash and cash equivalents	27,230	(9)		27,221
Cash and cash equivalents, beginning of period	43	9		52
Cash and cash equivalents, end of period	$27,273	$	$	$27,273