Form 10-K/A
period 2007-06-30
RAFAELLA APPAREL GROUP,INC.
filed 2008-10-29
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Rafaella Apparel Group, Inc. (the “Company”) on Form 10-K for the fiscal year ended June 30, 2007, as filed with the Securities and Exchange Commission on September 28, 2007 (the “Original Filing”), is being filed solely to include an executed signature page which was omitted from the Original Filing.  Except as described above, all other information included in the Original Filing remains unchanged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2007		RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

Signature	Title	Date

/s/ Christa Michalaros	Chief Executive Officer and Director	September 28, 2007
(Principal Executive Officer)
Christa Michalaros

/s/ Chad J. Spooner	Chief Financial Officer (Principal	September 28, 2007
Financial and Accounting Officer)
Chad J. Spooner

/s/ George Kollitides	Director	September 28, 2007

George Kollitides

/s/	Director

Kurt Larson

/s/ John Kourakos	Director	September 28, 2007

John Kourakos

/s/ Ronald Frankel	Director	September 28, 2007

Ronald Frankel

/s/ Robert Newman	Director	September 28, 2007

Robert Newman

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 29, 2008		RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)