Form 10-Q
period 2008-09-30
RAFAELLA APPAREL GROUP,INC.
filed 2008-11-14
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 14, 2008, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

(unaudited)

	September 30, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$5,089	$17,131
Receivables, net	27,882	15,286
Inventories	29,762	33,249
Deferred income taxes	3,578	3,578
Other current assets	346	1,023
Total current assets	66,657	70,267
Equipment and leasehold improvements, net	1,590	1,082
Intangible assets, net	64,260	65,314
Deferred financing costs, net	3,436	4,807
Other assets	47	47
Deferred income taxes	7,391	7,331
Total assets	$143,381	$148,848
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,134	$10,549
Accrued expenses and other current liabilities	12,380	2,278
Current portion of senior secured notes	582	865
Total current liabilities	25,096	13,692
Senior secured notes	92,561	119,748
Income taxes	7,442	7,294
Deferred rent	395	384
Total liabilities	125,494	141,118
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	53,110	52,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	270	264
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(9,496)	(18,647)
Total stockholders’ equity (deficit)	(35,223)	(44,380)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$143,381	$148,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2008	September 30, 2007
Net sales	$48,897	$47,412
Cost of sales	36,714	31,386
Gross profit	12,183	16,026
Selling, general and administrative expenses	8,367	7,592
Operating income	3,816	8,434
Interest expense, net	3,677	4,603
Gain on senior secured notes purchase	(17,594)
Interest expense and other financing, net	(13,917)	4,603
Income before provision for income taxes	17,733	3,831
Provision for income taxes	7,582	1,469
Net income	10,151	2,362
Dividends accrued on redeemable convertible preferred stock	1,000	1,000
Net income available to common stockholders	$9,151	$1,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2008	September 30, 2007
Cash flows used in operating activities:
Net income	$10,151	$2,362
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	379	442
Accretion of original issue discount	238	253
Depreciation and amortization	1,118	1,105
Stock-based compensation expense	6	6
Income taxes	88	83
Deferred rent	11	19
Gain on senior secured notes purchase	(17,594)
Changes in operating assets and liabilities:
Accounts receivable	(12,596)	(12,524)
Inventories	3,487	(4,677)
Other current assets	677	837
Accounts payable	1,585	(2,152)
Accrued expenses and other current liabilities	9,641	4,514
Net cash used in operating activities	(2,809)	(9,732)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(111)	(144)
Net cash used in investing activities	(111)	(144)
Cash flows used in financing activities:
Repurchase of senior secured notes	(9,122)
Net cash used in financing activities	(9,122)
Net decrease in cash and cash equivalents	(12,042)	(9,876)
Cash and cash equivalents, beginning of period	17,131	11,390
Cash and cash equivalents, end of period	$5,089	$1,514

Supplemental disclosures of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$1,000	$1,000
Equipment and leasehold improvement costs incurred but not paid	461

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, the results of its operations for the three months ended September 30, 2008 and 2007, and its cash flows for the three months ended September 30, 2008 and 2007.  These adjustments consist of normal recurring adjustments.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements included herein should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2008.

2.                                      Stock-Based Compensation

Stock-based compensation awards are accounted for in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”  The Rafaella Apparel Group, Inc. Equity Incentive Plan (the “Plan”) provides for the issuance of stock option and restricted stock-based compensation awards to senior management, other key employees, and consultants to the Company.  The Company has reserved 1,111,111 shares of common stock for issuance pursuant to the terms of the Plan.  While the terms of individual awards may vary, employee stock options granted to-date vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share.

There were no stock option grants, exercises or forfeitures during the three months ended September 30, 2008 and 2007.  At September 30, 2008, options to purchase a total of 1,111,111 shares of common stock of the Company at $5.33 per share were outstanding.  At September 30, 2008, 652,778 options were vested and exercisable.  Of the outstanding and unvested options, 250,000 vest within the next year and 208,333 vest within the next three years.  The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 7.8 years.

As of September 30, 2008, 555,556 stock options are subject to certain call right provisions under the Plan.  As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event, as defined.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of September 30, 2008, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $379,000 at September 30, 2008.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $6,000 during the three months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was an additional $37,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 1.6 years.

The Company is obligated to pay certain cash payments equal to three and five-tenths percent (3.5%) of the Appreciated Value of the Company in connection with Sale Transactions and three and five-tenths percent (3.5%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and an employee and a member of the Company’s board of directors during the year ended June 30, 2008.  As the cash

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of September 30, 2008, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

3.                                      Recent Accounting Pronouncements

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of SFAS 157, effective July 1, 2008, did not have a material impact on the Company’s financial position and results of operations.  The Company is currently evaluating the potential impact that the deferred portions of SFAS 157 will have on its financial statements.

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

4.                                      Receivables

Receivables consist of (in thousands):

	September 30, 2008	June 30, 2008

Due from factor	$29,505	$12,732
Trade receivables	6,600	10,000
	36,105	22,732
Less: Allowances for sales returns, discounts, and credits	(8,223)	(7,446)
	$27,882	$15,286

The Company factors substantially all of its trade receivables, on a non-recourse basis, with a commercial factor.  The factor collects all cash remittances on receivables factored and assumes credit risk on all sales that are approved in advance by the factor.  An allowance for sales discounts, returns, markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables.  These provisions result from seasonal negotiations with customers, as well as historic deduction trends and the evaluation of current market conditions.

For the three months ended September 30, 2008 and 2007, the provision for sales returns, discounts and credits charged to earnings was $8,436,000 and $8,338,000, respectively, and decreased by authorized deductions taken by customers of $7,659,000 and $8,747,000, respectively.

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

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

For the three months ended September 30, 2008, sales to three customers approximated $13.6 million, $8.3 million, and $7.0 million of the Company’s consolidated net sales.  For the three months ended September 30, 2007, sales to three customers approximated $13.0 million, $9.2 million, and $7.7 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from four customers approximated $6.5 million, $3.9 million, $3.9 million, and $2.8 million at September 30, 2008.  Accounts receivable, net of allowances, from four customers approximated $3.0 million, $2.8 million, $2.5 million, and $1.7 million at June 30, 2008.

6.                                      Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2008	June 30, 2008

Piece goods (held by contractors)	$1,071	$1,544
Finished goods:
In warehouse	20,443	20,170
In transit	8,248	11,535
	$29,762	$33,249

7.                                      Short-term Borrowings

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  Effective September 30, 2008, the Company entered into an amendment of the Credit Facility with HSBC that changed certain terms of the agreement.  The Company sought to amend the Credit Facility as it would not have been in compliance with its working capital financial covenant as of September 30, 2008.  The Credit Facility, prior to being amended, required the Company to maintain a minimum level of working capital of $45.0 million for periods June 30, 2008 through June 29, 2009 and $50.0 million for periods June 30, 2009 and thereafter; the Company’s working capital, under the terms of the Credit Facility, approximated $37.6 million as of September 30, 2008.  Furthermore, prior to the amendment, the Credit Facility provided the Company with a revolving line of credit, which could be used for direct debt advances plus letters of credit of up to $62.5 million, with a sub-limit of $45 million for direct debt advances.  The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $45.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables and (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, reduced by (iii) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At September 30, 2008, there were no loans and $11.2 million of letters of credit outstanding under the Credit Facility.  The Company had credit availability of approximately $23.0 million.

Borrowings under the Credit Facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities.  The Company is also required to maintain positive net income during each period of two consecutive fiscal quarters.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.  As of September 30, 2008, the Company was in compliance with each of the financial covenants.  The Company’s forecasts indicate that the Company will be in compliance with its future financial covenants under the facility.  However, due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

The Credit Facility includes various other covenants with which the Company has to comply in order to maintain borrowing availability including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock, enter into

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

transactions with affiliates or prepay certain indebtedness.  In addition, the Company is required to report various financial and non-financial information periodically to HSBC.  The Credit Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to the senior secured notes, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in HSBC’s security interest, change in control events, and material adverse changes.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances under it.

Pursuant to the Credit Facility, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the Credit Facility.  Under the Company’s factoring agreement, the Company directs its customers to remit payments on accounts receivable to GMAC Commercial Finance LLC (“GMAC”), its factor.  At the request of HSBC, the Company has directed GMAC to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the Credit Facility.  The factoring agreement can be terminated by the Company or the factor at anytime, with sixty days notice, at which point all proceeds from receivables shall be deposited, as directed by HSBC, for the payment of outstanding borrowings.  Payments from customers in connection with these arrangements are reflected in operating cash flows as collections of receivables.  Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows from financing activities in the statement of cash flows.

Loan borrowings and repayments were $9.8 million and $9.8 million, respectively, during the three months ended September 30, 2008.  Loan borrowings and repayments were $12.8 million and $12.8 million, respectively, under the Credit Facility during the three months ended September 30, 2007.

8.                                      Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at September 30, 2008 and June 30, 2008 is $95,756,000 and $124,261,000, respectively.  At September 30, 2008 and June 30, 2008, the unamortized original issue discount is $2,613,000 and $3,648,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

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

On November 10, 2008, the Company paid approximately $631,000 in connection with the fiscal year ended June 30, 2008 excess cash flow offer.  The carrying book value of the senior secured notes repurchased is classified as current within the consolidated balance sheet as of September 30, 2008.

The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2009 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2009 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2009 is based on actual year-end results, the excess cash flow repurchase, if any, could differ materially from the amount estimated.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

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

In August 2008, the Company purchased, at a discount, $28.5 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $17.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the quarter ending September 30, 2008.

The senior secured notes indenture contains various covenants with which the Company has to comply, including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock or enter into transactions with affiliates.  In addition, the Company is required to report various financial and non-financial information periodically to the trustee.  The senior secured notes indenture also contains customary events of default including, but not limited to, payment defaults, cross-defaults to the Credit Facility, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in security interests, change in control events, and material adverse changes.  An event of default could result in all debt becoming due and payable.

9.                                      Income Taxes

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

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.1 million during each of the three month periods ended September 30, 2008 and 2007.

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

The Company’s effective income tax rate for the three months ended September 30, 2008 and 2007 was 42.8% and 38.3%, respectively.  For the three months ended September 30, 2008, the Company’s tax provision was increased by approximately $7.0 million attributed to the Company’s August 2008 senior secured note open market purchase (note 8).  Excluding the effect of the August 2008 open market purchase, the estimated annual effective income tax rate for the year ending June 30, 2009 approximates 378%.  The increase in the effective income tax rate quarter over quarter is primarily due to an expected reduction of estimated pre-tax income, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature.  The assets would generate capital losses for income tax purposes, which can only be used to offset capital gain income.  There are no actual or projected capital gains available to offset any future capital losses generated

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

from the customer relationship intangible assets.  Accordingly, the Company has determined that deferred tax assets generated from the customer relationships are not more likely than not to be realized.

10.                               Commitments and Contingencies

The Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties.

The Company enters into employment and consulting agreements with certain of its employees from time to time.  These contracts typically provide for severance and other benefits.  Additionally, the Company has certain operating leases, which are disclosed in the notes to the consolidated annual financial statements.  The Company has no other off-balance sheet arrangements.

11.                               Fair Value Disclosures

At September 30, 2008, the Company’s financial instruments included cash and cash equivalents, receivables, accounts payable and the senior secured notes.  At September 30, 2008, the fair value of cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term nature of these instruments.

Effective July 1, 2008, the Company adopted SFAS 157 which establishes a three-level hierarchy for disclosure of fair value measurements as follows:

•                  Level 1 – Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 – Quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs are observable in active markets.

•                  Level 3 – Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The Company’s senior secured notes are recorded at carrying book value at September 30, 2008. The following table presents fair value information about the Company’s senior secured notes at September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Basis of Fair Value Measurements
	Level 1	Level 2	Level 3	Total

Senior secured notes	$41,175			$41,175

12.                               Guarantor Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of September 30, 2008 and June 30, 2008 and for the three months ended September 30, 2008 and 2007 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$5,139		$(50)	$5,089
Receivables, net	25,935	$1,947		27,882
Inventories	27,402	2,360		29,762
Deferred income taxes	3,510	68		3,578
Other current assets	497	15,549	(15,700)	346
Total current assets	62,483	19,924	(15,750)	66,657
Equipment and leasehold improvements, net	1,588		2	1,590
Intangible assets, net	63,038	1,222		64,260
Deferred financing costs, net	3,436			3,436
Investment in subsidiaries	15,260		(15,260)
Other assets	47			47
Deferred income taxes	7,075	316		7,391
Total assets	$152,927	$21,462	$(31,008)	$143,381
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,216	$1,969	$(51)	$12,134
Accrued expenses and other current liabilities	23,986	3,937	(15,543)	12,380
Current portion of senior secured notes	582			582
Total current liabilities	34,784	5,906	(15,594)	25,096
Senior secured notes	92,561			92,561
Income taxes	7,300	142		7,442
Deferred rent	395			395
Total liabilities	135,040	6,048	(15,594)	125,494
Commitments and contingencies
Redeemable convertible preferred stock	53,110			53,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	270	8,741	(8,741)	270
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(9,496)	6,673	(6,673)	(9,496)
Total stockholders’ equity (deficit)	(35,223)	15,414	(15,414)	(35,223)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$152,927	$21,462	$(31,008)	$143,381

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$17,154		$(23)	$17,131
Receivables, net	13,685	$1,601		15,286
Inventories	31,467	1,782		33,249
Deferred income taxes	3,510	68		3,578
Other current assets	1,086	14,611	(14,674)	1,023
Total current assets	66,902	18,062	(14,697)	70,267
Equipment and leasehold improvements, net	1,080		2	1,082
Intangible assets, net	64,010	1,304		65,314
Deferred financing costs, net	4,807			4,807
Investment in subsidiaries	18,235		(18,235)
Other assets	47			47
Deferred income taxes	7,029	302		7,331
Total assets	$162,110	$19,668	$(32,930)	$148,848
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,478	$1,094	$(23)	$10,549
Accrued expenses and other current liabilities	16,750	104	(14,576)	2,278
Current portion of senior secured notes	865			865
Total current liabilities	27,093	1,198	(14,599)	13,692
Senior secured notes	119,748			119,748
Income taxes	7,155	139		7,294
Deferred rent	384			384
Total liabilities	154,380	1,337	(14,599)	141,118
Commitments and contingencies
Redeemable convertible preferred stock	52,110			52,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	264	8,741	(8,741)	264
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(18,647)	9,590	(9,590)	(18,647)
Total stockholders’ equity (deficit)	(44,380)	18,331	(18,331)	(44,380)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$162,110	$19,668	$(32,930)	$148,848

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$41,853	$7,044		$48,897
Cost of sales	31,414	5,243	$57	36,714
Gross profit	10,439	1,801	(57)	12,183
Selling, general and administrative expenses	7,609	757	1	8,367
Operating income	2,830	1,044	(58)	3,816
Interest expense, net	4,669			4,669
Gain on senior secured notes purchase	(18,586)			(18,586)
Interest expense and other financing, net	(13,917)			(13,917)
Income before provision for income taxes	16,747	1,044	(58)	17,733
Provision for income taxes	3,621	3,961		7,582
Equity in earnings of subsidiaries	(2,975)		2,975
Net income	10,151	(2,917)	2,917	10,151
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income available to common stockholders	$9,151	$(2,917)	$2,917	$9,151

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$34,441	$12,971		$47,412
Cost of sales	22,465	8,921		31,386
Gross profit	11,976	4,050		16,026
Selling, general and administrative expenses	6,949	643		7,592
Operating income	5,027	3,407		8,434
Interest expense and other financing, net	4,603			4,603
Income before provision for income taxes	424	3,407		3,831
Provision for income taxes	233	1,236		1,469
Equity in earnings of subsidiaries	2,171		$(2,171)
Net income	2,362	2,171	(2,171)	2,362
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income available to common stockholders	$1,362	$2,171	$(2,171)	$1,362

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Cash flows used in operating activities:
Net income	$10,151	$(2,917)	$2,917	$10,151
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	1,371			1,371
Accretion of original issue discount	238			238
Depreciation and amortization	1,036	82		1,118
Stock-based compensation expense	6			6
Income taxes	99	(11)		88
Deferred rent	11			11
Gain on senior secured notes purchase	(18,586)			(18,586)
Equity in earnings of subsidiaries	2,975		(2,975)
Changes in operating assets and liabilities:
Accounts receivable	(12,250)	(346)		(12,596)
Inventories	4,065	(578)		3,487
Other current assets	589	(938)	1,026	677
Accounts payable	738	848	(1)	1,585
Accrued expenses and other current liabilities	6,775	3,833	(967)	9,641
Net cash used in operating activities	(2,782)	(27)		(2,809)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(111)			(111)
Net cash used in investing activities	(111)			(111)
Cash flows used in financing activities:
Change in book overdraft		27	(27)
Repurchase of senior secured notes	(9,122)			(9,122)
Net cash used in financing activities	(9,122)	27	(27)	(9,122)
Net decrease in cash and cash equivalents	(12,015)		(27)	(12,042)
Cash and cash equivalents, beginning of period	17,154		(23)	17,131
Cash and cash equivalents, end of period	$5,139	$	$(50)	$5,089

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total
Cash flows used in operating activities:
Net income	$2,362	$2,171	$(2,171)	$2,362
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	442			442
Accretion of original issue discount	253			253
Depreciation and amortization	1,022	83		1,105
Stock-based compensation expense	6			6
Income taxes	223	(140)		83
Deferred rent	19			19
Equity in earnings of subsidiaries	(2,171)		2,171
Changes in operating assets and liabilities:
Accounts receivable	(6,301)	(6,223)		(12,524)
Inventories	(5,514)	837		(4,677)
Other current assets	840	5,419	(5,422)	837
Accounts payable	69	(2,221)		(2,152)
Accrued expenses and other current liabilities	(982)	74	5,422	4,514
Net cash used in operating activities	(9,732)			(9,732)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(144)			(144)
Net cash used in investing activities	(144)			(144)
Net decrease in cash and cash equivalents	(9,876)			(9,876)
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$1,514	$	$	$1,514

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K filed September 29, 2008.  The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements.  These risks and uncertainties may include those discussed elsewhere in our Annual Report on Form 10-K filed September 29, 2008 and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements.  Factors you should consider that could cause these differences include, among other things:

•                  general economic and business conditions in the United States and internationally;

•                  the financial performance/bankruptcy of our customers and vendors;

•                  the consolidation of the retail industry and resulting changes of our customer base;

•                  the activities of competitors;

•                  changes in the availability of capital;

•                  changes in the prices, supply and/or demand for products which we distribute;

•                  the ability of our third-party manufacturers to manufacture and deliver products in a timely manner, to meet quality standards or to comply with policies regarding labor practices or applicable laws or regulations;

•                  changes in significant operating expenses;

•                  variations in the performance of the financial markets;

•                  our ability to identify acquisition opportunities and effectively and cost-efficiently integrate acquisitions;

•                  acts of war or terrorist activities; and

•                  other factors described in our Annual Report on Form 10-K filed September 29, 2008.

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

COMPANY OVERVIEW

We are an established designer, sourcer and marketer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under our Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, t-shirts, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic styling with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the production of our clothing line to manufacturers primarily in Asia, primarily via our agent in Hong Kong, and sell directly to department, specialty and chain stores and off-price retailers.  During fiscal 2008, we had over 600 customers, representing over 3,800 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

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

•                  actions of our competitors;

•                  customer acceptance of our fabrics and designs;

•                  ability of our third-party manufacturers to timely deliver products of acceptable quality; and

•                  the economic impact of uncontrollable factors, such as terrorism and war.

Primary Expense Variables

Variations in our cost of sales are primarily due to:

•                  reductions in the value of our unsold inventories;

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

•                  costs associated with regulatory compliance;

•                  costs associated with enhancing and maintaining an adequate system of internal controls;

•                  increases in marketing expenses; and

•                  increases in warehousing and distribution expenses associated with higher sales volumes, outbound transportation expenses impacted by changes in energy costs, and the need for third party storage or shipping services.

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

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended September 30, 2008 and 2007.

	Quarterly Periods Ended
(in thousands, except percentages)	September 30, 2008		September 30, 2007

Net sales	$48,897	100.0%	$47,412	100.0%
Cost of sales	36,714	75.1	31,386	66.2
Gross profit	12,183	24.9	16,026	33.8
Selling, general and administrative expenses	8,367	17.1	7,592	16.0
Operating income	3,816	7.8	8,434	17.8
Interest expense, net	3,677	7.5	4,603	9.7
Gain on senior secured notes purchase	(17,594)	(36.0)	—	—
Interest expense and other financing, net	(13,917)	(28.5)	4,603	9.7
Income before provision for income taxes	17,733	36.3	3,831	8.1
Provision for income taxes	7,582	15.5	1,469	3.1
Net income	10,151	20.8	2,362	5.0

Quarterly period ended September 30, 2008 compared to quarterly period ended September 30, 2007

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended September 30, 2008, as compared to the financial statements for the quarterly period ended September 30, 2007.

Net sales.  Net sales for the quarterly period ended September 30, 2008 was $48.9 million.  As compared to net sales of $47.4 million for the quarterly period ended September 30, 2007, net sales increased by approximately $1.5 million or 3.1%.  The increase of net sales was principally due to an increase in gross sales of $1.6 million, related to an increase in volume (approximately 19%) net of a decrease in average revenue per unit (approximately 13%).   The increase in customer volume was attributed to an increase in off-price sales, partially offset by decreases in department store and private label sales.  The decrease in average revenue per unit was primarily attributed to off-price sales per unit, partially offset by an increase in department store sales per unit.

Gross profit.  Gross profit for the quarterly period ended September 30, 2008 was $12.2 million.  As a percentage of net sales, gross profit over this period was 24.9%.  As compared to the gross profit of $16.0 million for the quarterly period ended September 30, 2007 (33.8% of net sales), gross profit decreased by $3.8 million or 24.0%.  Gross profit as a percentage of net sales was unfavorably impacted by lower margins associated with off-price customer sales and an increase in inventory markdowns during the quarterly period ended September 30, 2008 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended September 30, 2008 was $8.4 million.  As compared to selling, general and administrative expenses of $7.6 million for the quarterly period ended September 30, 2007, there was an increase of $0.8 million or 10.2%.  Increases in design research and development expenses ($0.1 million), rent ($0.1 million), professional fees ($0.1 million), and factoring costs ($0.1 million) were the primary contributors to the overall increase.  As a percentage of net sales, selling, general and administrative expenses was 17.1% for the quarterly period ended September 30, 2008 and 16.0% for the quarterly period ended September 30, 2007.

Operating income.  Operating income for the quarterly period ended September 30, 2008 was $3.8 million.  As compared to operating income of $8.4 million for the quarterly period ended September 30, 2007, operating income decreased by $4.6 million or 54.8%.  The decrease was due to the increase in net sales, offset by the deteriation of gross profit and increase in selling, general and administrative expenses, as described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the quarterly period ended September 30, 2008 was a net gain of $13.9 million.  As compared to interest expense of $4.6 million for the quarterly period ended September 30, 2007, interest and other financing decreased by $18.5 million.  The decrease was primarily attributed to a pre-tax gain of approximately $17.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off, in connection with our August 2008 open market purchase during the quarterly period ended September 30, 2008.  The decrease was also attributed to the reduction in our senior secured notes outstanding period over period.  We purchased $6,000,000, $8,027,000, and $28,505,000 of our senior secured notes on the open market in January, June, and August 2008, respectively.  In addition, in November 2007 we repurchased $221,000 of senior secured notes in connection with our excess cash flow offer.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $0.9 million quarter over quarter.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Income taxes.  We recorded a provision for income taxes of $7.6 million for the quarterly period ended September 30, 2008, as a result of our income before income taxes of $17.7 million.  For the quarterly period ended September 30, 2007, we recorded a provision for income taxes of $1.5 million.

For the three months ended September 30, 2008, the Company’s tax provision was increased by approximately $7.0 million attributed to the Company’s August 2008 senior secured note open market purchase.  Excluding the effect of the August 2008 open market purchase, the estimated annual effective income tax rate for the year ending June 30, 2009 approximates 378%.  The increase in the effective income tax rate quarter over quarter is primarily due to an expected reduction of estimated pre-tax income, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature.  The assets would generate capital losses for income tax purposes, which can only be used to offset capital gain income.  There are no actual or projected capital gains available to offset any future capital losses generated from the customer relationship intangible assets.  Accordingly, the Company has determined that deferred tax assets generated from the customer relationships are not more likely than not to be realized.

Net income.  Net income for the quarterly period ended September 30, 2008 was $10.2 million.  Net income as a percentage of net sales for the quarterly period ended September 30, 2008 was 20.8%.  As compared to the net income of $2.4 million for the quarterly period ended September 30, 2007 (5.0% of sales), our net income increased by $7.8 million.  This increase was a result of the changes described above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary liquidity and capital requirements have been to fund working capital for current operations, which consists of funding the buildup of inventories and receivables, and servicing our line of credit.  Our liquidity and capital requirements also include making interest payments on the senior secured notes.  The primary source of funds currently used to meet our liquidity and capital requirements is funds generated from operations, and in the future, may also include direct borrowings under our credit facility.

On June 20, 2005, we entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  Effective September 30, 2008, we entered into an amendment of the Credit Facility with HSBC that changed certain terms of the agreement.  The Company sought to amend the Credit Facility as it would not have been in compliance with its working capital financial covenant as of September 30, 2008.  The Credit Facility, prior to being amended, required the Company to maintain a minimum level of working capital of $45.0 million for periods June 30, 2008 through June 29, 2009 and $50.0 million for periods June 30, 2009 and thereafter; the Company’s working capital, under the terms of the Credit Facility, approximated $37.6 million as of September 30, 2008.  Furthermore, prior to the amendment, the Credit Facility provided the Company with a revolving line of credit, which could be used for direct debt advances plus letters of credit of up to $62.5 million, with a sub-limit of $45 million for direct debt advances.  The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $45.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables and (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, reduced by (iii) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At September 30, 2008, there were no loans and $11.2 million of letters of credit outstanding under the Credit Facility.  The Company had credit availability of approximately $23.0 million.

Borrowings under the Credit Facility bear variable interest at our option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities.  The Company is also required to maintain positive net income during each period of two consecutive fiscal quarters.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.  As of September 30, 2008, the Company was in compliance with each of the financial covenants.  Our forecasts indicate that the Company will be in compliance with its future financial covenants under the facility.  However, due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

The Credit Facility includes various other covenants with which the Company has to comply in order to maintain borrowing availability including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock, enter into transactions with affiliates or prepay certain indebtedness.  In addition, the Company is required to report various financial and non-financial information periodically to HSBC.  The Credit Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to the senior secured notes, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in HSBC’s security interest, change in control events, and material adverse changes.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances under it.

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011.  These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.  The senior secured notes are collateralized by a second priority lien on substantially all of the Company’s assets.

The senior secured notes indenture contains various covenants with which the Company has to comply, including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or 1 consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock or enter into transactions with affiliates.  In addition, the Company is required to report various financial and non-financial information periodically to the trustee.  The senior secured notes indenture also contains customary events of default including, but not limited to, payment defaults, cross-defaults to the Credit Facility, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in security interests, change in control events, and material adverse changes.  An event of default could result in all debt becoming due and payable.

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

On November 10, 2008, the Company paid approximately $631,000 in connection with the fiscal year ended June 30, 2008 excess cash flow offer.  The carrying book value of the senior secured notes repurchased is classified as current within the consolidated balance sheet as of September 30, 2008.

The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2009 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2009 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2009 is based on actual year-end results, the excess cash flow repurchase, if any, could differ materially from the amount estimated.

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

In August 2008, the Company purchased, at a discount, $28.5 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $17.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the quarter ending September 30, 2008.

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

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations and debt service requirements.  We may from time to time seek to purchase our outstanding senior secured notes in open market purchases, privately negotiated transactions or otherwise. These purchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors. The amount of purchases of our senior secured notes may be material and may involve significant amounts of cash and/or financing availability.

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the three month periods ended September 30, 2008 and 2007.

	Three Month Periods Ended
(in thousands)	September 30, 2008	September 30, 2007
Net cash provided by (used in):
Operating activities	$(2,809)	$(9,732)
Investing activities	(111)	(144)
Financing activities	(9,122)
Net decrease in cash and cash equivalents	$(12,042)	$(9,876)

Operating activities.  Cash flows used in operating activities for the three month period ended September 30, 2008 and 2007 were $2.8 million and $9.7 million, respectively.  The decrease in cash flows used in operating activities from 2008 to 2009 is primarily attributed to planned reductions in current season inventory purchases resulting from anticipated reductions in sales, working capital initiatives, as well as increased off-price inventory sales period over period, offset by the decrease in our operating income (excluding non-cash items).

Investing activities.  Net cash used in investing activities for the three month period ended September 30, 2008 and 2007 were $0.1 million and $0.1 million, respectively.  The use of cash during each period was attributed to capital expenditures.

Financing activities.  Net cash used in financing activities for the three month period ended September 30, 2008 was $9.1 million.  The use of cash was attributed to our August 2008 senior secured note open market purchase discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had outstanding letters of credit totaling $8.4 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $2.8 million issued by HSBC, which serve as security for obligations under certain operating leases and a customs bond.

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

Due From Factor

We sell substantially all of our receivables to GMAC Commercial Finance LLC, a commercial factor. The receivables are sold on a non-recourse basis, subject to adjustment for sales discounts, sales returns, markdown allowances, miscellaneous charges and disputes. Upon a sale, the factor assumes the credit and collection risk. We do not borrow from our factor and the amount due from the factor is pledged to our revolving credit facility lenders as security for amounts outstanding under our revolving credit facility. GMAC LLC, the parent of GMAC Commercial Finance LLC, is 51% owned by FIM Holdings LLC, an investment consortium affiliated with Cerberus Capital Management, L.P., a shareholder of the Company.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K filed September 29, 2008.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of SFAS 157, effective July 1, 2008, did not have a material impact on the Company’s financial position and results of operations.  The Company is currently evaluating the potential impact that the deferred portions of SFAS 157 will have on its financial statements.

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

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein.  Loan borrowings and repayments under the revolving credit facility were $9.8 million and $9.8 million, respectively, during the three months ended September 30, 2008.  At September 30, 2008, there were no loans outstanding under the revolving credit facility.

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

ITEM 4T.  CONTROLS AND PROCEDURES

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

As of the period ended September 30, 2008 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Furthermore, there have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended September 30, 2008, there were no material changes to the Company’s previously disclosed legal proceedings.  Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.28*	Amendment No. 6 to Financing Agreement, dated September 30, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc. and HSBC Bank USA, National Association

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2008	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Chad J. Spooner
Chad J. Spooner
Chief Financial Officer
(Principal Financial and
Accounting Officer)