Form 10-Q
period 2008-12-31
RAFAELLA APPAREL GROUP,INC.
filed 2009-02-11
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of February 11, 2009, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

December 31, 2008

PART I.      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)
(unaudited)

	December 31, 2008	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$10,056	$17,131
Receivables, net	18,246	15,286
Inventories	19,065	33,249
Deferred income taxes	3,578	3,578
Other current assets	2,409	1,023
Total current assets	53,354	70,267
Equipment and leasehold improvements, net	1,834	1,082
Intangible assets, net	39,776	65,314
Deferred financing costs, net	3,096	4,807
Other assets	95	47
Deferred income taxes	7,451	7,331
Total assets	$105,606	$148,848
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,578	$10,549
Accrued expenses and other current liabilities	1,818	2,278
Current portion of senior secured notes		865
Total current liabilities	12,396	13,692
Senior secured notes	92,765	119,748
Income taxes	7,590	7,294
Deferred rent	407	384
Total liabilities	113,158	141,118
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	54,110	52,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	276	264
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(35,941)	(18,647)
Total stockholders’ equity (deficit)	(61,662)	(44,380)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$105,606	$148,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(In thousands)
(unaudited)

	Three Months Ended
	December 31, 2008	December 31, 2007
Net sales	$40,675	$42,563
Cost of sales	33,256	33,297
Gross profit	7,419	9,266
Selling, general and administrative expenses	31,029	7,531
Operating income (loss)	(23,610)	1,735
Interest expense and other financing, net	3,335	4,567
Loss before benefit from income taxes	(26,945)	(2,832)
Benefit from income taxes	(1,501)	(933)
Net loss	(25,444)	(1,899)
Dividends accrued on redeemable convertible preferred stock	1,000	1,000
Net loss available to common stockholders	$(26,444)	$(2,899)

	Six Months Ended
	December 31, 2008	December 31, 2007
Net sales	$89,572	$89,975
Cost of sales	69,970	64,682
Gross profit	19,602	25,293
Selling, general and administrative expenses	39,397	15,122
Operating income (loss)	(19,795)	10,171
Interest expense, net	7,012	9,170
Gain on senior secured notes purchase	(17,594)
Interest expense and other financing, net	(10,582)	9,170
Income (loss) before provision for income taxes	(9,213)	1,001
Provision for income taxes	6,081	536
Net income (loss)	(15,294)	465
Dividends accrued on redeemable convertible preferred stock	2,000	2,000
Net loss available to common stockholders	$(17,294)	$(1,535)

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(In thousands)
(unaudited)

	Six Months Ended
	December 31, 2008	December 31, 2007
Cash flows provided by operating activities:
Net income (loss)	$(15,294)	$465
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred finance charges	769	894
Accretion of original issue discount	428	512
Depreciation and amortization	2,083	2,229
Stock-based compensation expense	12	12
Income taxes	176	192
Deferred rent	23	38
Gain on senior secured notes purchase	(17,594)
Intangible asset impairment	23,430
Changes in operating assets and liabilities:
Accounts receivable	(2,960)	5,417
Inventories	14,184	2,072
Other current assets	(1,386)	(410)
Accounts payable	29	(4,173)
Accrued expenses and other current liabilities	(460)	(1,601)
Other assets	(48)	(6)
Net cash provided by operating activities	3,392	5,641
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(727)	(635)
Net cash used in investing activities	(727)	(635)
Cash flows used in financing activities:
Deferred financing costs	(50)
Repurchase of senior secured notes	(9,690)	(210)
Net cash used in financing activities	(9,740)	(210)
Net increase (decrease) in cash and cash equivalents	(7,075)	4,796
Cash and cash equivalents, beginning of period	17,131	11,390
Cash and cash equivalents, end of period	$10,056	$16,186

Supplemental disclosures of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$2,000	$2,000
Equipment and leasehold improvement costs incurred but not paid	205

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008, the results of its operations for the three and six month periods ended December 31, 2008 and 2007, and its cash flows for the six month periods ended December 31, 2008 and 2007.  These adjustments consist of normal recurring adjustments.  Operating results for the three and six month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

There were no stock option grants, exercises or forfeitures during the six months ended December 31, 2008 and 2007.  At December 31, 2008, options to purchase a total of 1,111,111 shares of common stock of the Company at $5.33 per share were outstanding.  At December 31, 2008, 652,778 options were vested and exercisable.  Of the outstanding and unvested options, 250,000 vest within the next year and 208,333 vest within the next three years.  The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 7.5 years.

As of December 31, 2008, 555,556 stock options are subject to certain call right provisions under the Plan.  As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event, as defined.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of December 31, 2008, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $379,000 at December 31, 2008.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $6,000 during the three months ended December 31, 2008 and 2007, respectively.  During the six months ended December 31, 2008 and 2007, the Company recorded compensation expense of approximately $12,000 and $12,000, respectively.  As of December 31, 2008, there was an additional $31,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 1.3 years.

The Company is obligated to pay certain cash payments equal to three and five-tenths percent (3.5%) of the Appreciated Value of the Company in connection with Sale Transactions and three and five-tenths percent (3.5%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and an employee and a member of the Company’s board of directors during the year ended June 30, 2008.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of December 31, 2008, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

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

In April 2008, the FASB issued FASB Staff Position No. (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this FSP, if any, on its results of operations and financial position.

4.                                      Receivables

Receivables consist of (in thousands):

	December 31, 2008	June 30, 2008

Due from factor	$3,989	$12,732
Trade receivables	22,744	10,000
	26,733	22,732
Less: Allowances for sales returns, discounts, and credits	(8,487)	(7,446)
	$18,246	$15,286

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivables of the Company then held by GMAC, were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  As part of the termination of the GMAC arrangement, on February 5, 2009, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit expires on February 4, 2010.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.

On December 19, 2008, the Company entered into a factoring agreement with Wells Fargo Trade Capital, LLC (“Wells Fargo”), a commercial factor, pursuant to which the Company may sell certain of its receivables to Wells Fargo on a non-recourse basis.  Wells Fargo will assume credit risk on all sales that are approved in advance.

An allowance for sales discounts, returns, markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables.  These provisions result from seasonal negotiations with customers, as well as historic deduction trends and the evaluation of current market conditions.

For the three months ended December 31, 2008 and 2007, the provision for sales returns, discounts and credits charged to earnings was $9,784,000 and $9,770,000, respectively, and decreased by authorized deductions taken by customers of $9,520,000 and $8,426,000, respectively.  For the six months ended December 31, 2008 and 2007, the provision for sales returns, discounts and credits charged to earnings was $18,220,000 and $18,108,000, respectively, and decreased by authorized deductions taken by customers of $17,179,000 and $17,173,000, respectively.

5.                                      Concentration of Credit Risk and Major Customers

Receivables arise in the normal course of business.  Management minimizes its credit risk with respect to trade receivables sold to its factors.  For trade receivables not factored, management monitors the creditworthiness of such customers and reviews the outstanding receivables at period end, as well as uncollected account experience, and establishes an allowance for doubtful accounts as deemed necessary.

For the three months ended December 31, 2008, sales to four customers approximated $10.5 million, $8.6 million, $5.3 million, and $4.8 million of the Company’s consolidated net sales.  For the three months ended December 31, 2007, sales to three customers approximated $9.1 million, $8.8 million, and $8.1 million of the Company’s consolidated net sales.  For the six months ended December 31, 2008, sales to four customers approximated $24.1 million, $16.9 million, $11.9 million and $9.8 million of the Company’s consolidated net sales.  For the six months ended December 31, 2007, sales to three customers approximated $21.8 million, $18.3 million, and $15.8 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from two customers approximated $4.9 million and $2.9 million at December 31, 2008.  Accounts receivable, net of allowances, from four customers approximated $3.0 million, $2.8 million, $2.5 million, and $1.7 million at June 30, 2008.

6.                                      Inventories

Inventories are summarized as follows (in thousands):

	December 31, 2008	June 30, 2008

Piece goods (held by contractors)	$486	$1,544
Finished goods:
In warehouse	10,890	20,170
In transit	7,689	11,535
	$19,065	$33,249

7.                                      Short-term Borrowings

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  Effective September 30, 2008, the Company entered into an amendment of the Credit Facility with HSBC that changed certain terms of the agreement.  The Company sought to amend the Credit Facility as it would not have been in compliance with its working capital financial covenant as of September 30, 2008.  The Credit Facility, prior to being amended, required the Company to maintain a minimum level of working capital of $45.0 million for periods June 30, 2008 through June 29, 2009 and $50.0 million for periods June 30, 2009 and thereafter; the Company’s working capital, under the terms of the Credit Facility, approximated $37.6 million as of September 30, 2008.  Furthermore, prior to the amendment, the Credit Facility provided the Company with a revolving line of credit, which could be used for direct debt advances plus letters of credit of up to $62.5 million, with a sub-limit of $45.0 million for direct debt advances.  The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $45.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances.  On February 10, 2009, the Company further amended the Credit Facility’s positive net income financial covenant as the Company’s forecasts indicated that there was the likelihood that the Company would not be in compliance with the net income financial covenant, at some point, over the next 12 months.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables and (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, reduced by (iii) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At December 31, 2008, there were no loans and $13.7 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct debt advances plus letters of credit approximated $5.2 million as of December 31, 2008.

Borrowings under the Credit Facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities.  With the exception of the fiscal quarters ending on March 31, 2009 and June 30, 2009, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  As a result of the February 10, 2009 amendment, the Company is permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.  As of December 31, 2008, the Company was in compliance with each of the financial covenants.  The Company believes that it is probable that it will meet its future debt covenants over the next 12 months. However, if the Company's operations continue to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

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

Pursuant to the Credit Facility, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the Credit Facility.  Under the Company’s factoring agreements, the Company directs its customers to remit payments on accounts receivable to its factors.  At the request of HSBC, the Company has directed its factors to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the Credit Facility.  Payments from customers in connection with these arrangements are reflected in operating cash flows as collections of receivables.  Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows from financing activities in the statement of cash flows.

Loan borrowings and repayments were $13.8 million and $13.8 million, respectively, during the six months ended December 31, 2008.  Loan borrowings and repayments were $12.8 million and $12.8 million, respectively, under the Credit Facility during the six months ended December 31, 2007.

8.                                      Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at December 31, 2008 and June 30, 2008 is $95,158,000 and $124,261,000, respectively.  At December 31, 2008 and June 30, 2008, the unamortized original issue discount is $2,393,000 and $3,648,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at December 31, 2008 and June 30, 2008.  At December 31, 2008 and June 30, 2008, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $33,781,000, and $73,159,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year.  Senior secured note aggregate principal amounts of $598,000, $221,000 and $17,429,000 were repurchased during November 2008, 2007 and 2006, respectively, in connection with excess cash flow offers made by the Company.  The November 2008, 2007 and 2006 repurchases of the notes, which were at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, approximated $631,000, $234,000 and $18.4 million, respectively.  The Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 2006 repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2008 and 2007 repurchases were not significant.

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

9.                                      Income Taxes

The Company remains subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date.  The 2006 and 2005 tax years for a state and local tax jurisdiction is currently being audited.  To date, no significant adjustments have been proposed as a result of these audits.  The Company does not believe it is reasonably possible the unrecognized tax benefits will significantly increase or decrease within the next twelve months.  The Internal Revenue Service completed an examination of the Company’s 2006 federal income tax return.  No adjustments were proposed in connection with the examination.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.1 million during each of the three month periods ended December 31, 2008 and 2007.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.2 million during each of the six month periods ended December 31, 2008 and 2007.

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

The Company’s effective income tax rate for the six months ended December 31, 2008 and 2007 was approximately 66.0% and 53.5%, respectively.  The difference between the effective income tax rate and the Company’s estimated annual effective tax rate for fiscal 2009 (currently estimated at 28%) is due the Company’s August 2008 senior secured note open market purchase (note 8) resulting in a pre-tax gain of $17.6 million and an income tax provision of $6.7 million, and an impairment charge of $23.4 million recognized on the Rafaella trademark (note 11) which results in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.

The primary difference between the Company’s estimated annual effective tax rate and the statutory federal income tax rate (currently estimated at 34%) is primarily due to the amortization of the Company’s customer relationship intangible assets of $4.0 million which the Company does not expect to generate an income tax benefit.  The Company does not expect to recognize an income tax benefit from the customer relationships and is providing a deferred tax asst valuation allowance of $0.9 million because the underlying tax basis of the customer relationships is capital in nature.

The Company’s effective income tax rate for the six months ended December 31, 2007 was substantially higher than its estimated annual effective tax rate for the year ending June 30, 2008 due to the inclusion of interest expense related to unrecognized tax benefits.

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

11.                               Trademark Intangible Asset Impairment

The Company performed an impairment test of the Rafaella trademark during the quarter ended December 31, 2008 and determined that the trademark was impaired necessitating a charge of $23.4 million.  The impairment was performed due to the decreased sales and cash flows attributed to the Rafaella brand during the three month period ended December 31, 2008 and reductions to management forecasts resulting from the continuing adverse economic conditions and the current state of the US retail apparel environment.  The impairment charge of $23.4 million is reflected within selling, general and administrative expenses for the three and six month periods ended December 31, 2008.  There were no impairments or impairment indicators present and no impairment loss was recorded during the three and six month periods ended December 31, 2007.

12.                               Subsequent Event

Subsequent to December 31, 2008, the Company incurred severance costs of approximately $1.1 million.  The severance costs are primarily attributed to two former executive officers of the Company.

13.                               Guarantor Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of December 31, 2008 and June 30, 2008 and for the three and six months ended December 31, 2008 and 2007 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of December 31, 2008
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$9,269	$701	$86	$10,056
Receivables, net	16,624	1,622		18,246
Inventories	17,736	1,329		19,065
Deferred income taxes	3,510	68		3,578
Other current assets	3,081	15,891	(16,563)	2,409
Total current assets	50,220	19,611	(16,477)	53,354
Equipment and leasehold improvements, net	1,670		164	1,834
Intangible assets, net	38,637	1,139		39,776
Deferred financing costs, net	3,096			3,096
Investment in subsidiaries	18,585		(18,585)
Other assets	47		48	95
Deferred income taxes	7,121	330		7,451
Total assets	$119,376	$21,080	$(34,850)	$105,606
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,100	$1,423	$55	$10,578
Accrued expenses and other current liabilities	17,211	366	(15,759)	1,818
Total current liabilities	26,311	1,789	(15,704)	12,396
Senior secured notes	92,765			92,765
Income taxes	7,445	145		7,590
Deferred rent	407			407
Total liabilities	126,928	1,934	(15,704)	113,158
Commitments and contingencies
Redeemable convertible preferred stock	54,110			54,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	276	8,741	(8,741)	276
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(35,941)	10,405	(10,405)	(35,941)
Total stockholders’ equity (deficit)	(61,662)	19,146	(19,146)	(61,662)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$119,376	$21,080	$(34,850)	$105,606

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

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the three months ended December 31, 2008
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$35,839	$4,836		$40,675
Cost of sales	28,657	4,317	$282	33,256
Gross profit	7,182	519	(282)	7,419
Selling, general and administrative expenses	30,527	377	125	31,029
Operating income (loss)	(23,345)	142	(407)	(23,610)
Interest expense and other financing, net	3,335			3,335
Loss before benefit from income taxes	(26,680)	142	(407)	(26,945)
Benefit from income taxes	2,089	(3,590)		(1,501)
Equity in earnings of subsidiaries	3,325		(3,325)
Net loss	(25,444)	3,732	(3,732)	(25,444)
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net loss available to common stockholders	$(26,444)	$3,732	$(3,732)	$(26,444)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended December 31, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$33,951	$8,612		$42,563
Cost of sales	27,443	5,854		33,297
Gross profit	6,508	2,758		9,266
Selling, general and administrative expenses	6,611	920		7,531
Operating income (loss)	(103)	1,838		1,735
Interest expense and other financing, net	4,567			4,567
Loss before benefit from income taxes	(4,670)	1,838		(2,832)
Benefit from income taxes	(1,666)	733		(933)
Equity in earnings of subsidiaries	1,105		$(1,105)
Net loss	(1,899)	1,105	(1,105)	(1,899)
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net loss available to common stockholders	$(2,899)	$1,105	$(1,105)	$(2,899)

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the six months ended December 31, 2008
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$77,692	$11,880		$89,572
Cost of sales	60,071	9,560	$339	69,970
Gross profit	17,621	2,320	(339)	19,602
Selling, general and administrative expenses	38,137	1,134	126	39,397
Operating income (loss)	(20,516)	1,186	(465)	(19,795)
Interest expense, net	7,012			7,012
Gain on senior secured notes purchase	(17,594)			(17,594)
Interest expense and other financing, net	(10,582)			(10,582)
Loss before provision for income taxes	(9,934)	1,186	(465)	(9,213)
Provision for income taxes	5,710	371		6,081
Equity in earnings of subsidiaries	350		(350)
Net loss	(15,294)	815	(815)	(15,294)
Dividends accrued on redeemable convertible preferred stock	2,000			2,000
Net loss available to common stockholders	$(17,294)	$815	$(815)	$(17,294)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the six months ended December 31, 2007

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$68,392	$21,583		$89,975
Cost of sales	49,907	14,775		64,682
Gross profit	18,485	6,808		25,293
Selling, general and administrative expenses	13,559	1,563		15,122
Operating income	4,926	5,245		10,171
Interest expense and other financing, net	9,170			9,170
Income before provision for income taxes	(4,244)	5,245		1,001
Provision for income taxes	(1,433)	1,969		536
Equity in earnings of subsidiaries	3,276		$(3,276)
Net income	465	3,276	(3,276)	465
Dividends accrued on redeemable convertible preferred stock	2,000			2,000
Net loss available to common stockholders	$(1,535)	$3,276	$(3,276)	$(1,535)

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the six months ended December 31, 2008
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Cash flows provided by operating activities:
Net loss	$(15,294)	$815	$(815)	$(15,294)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred finance charges	769			769
Accretion of original issue discount	428			428
Depreciation and amortization	1,918	165		2,083
Stock-based compensation expense	12			12
Income taxes	198	(22)		176
Deferred rent	23			23
Gain on senior secured notes purchase	(17,594)			(17,594)
Intangible asset impairment	23,430			23,430
Equity in earnings of subsidiaries	(350)		350
Changes in operating assets and liabilities:
Accounts receivable	(2,939)	(21)		(2,960)
Inventories	13,731	453		14,184
Other current assets	(1,995)	(1,280)	1,889	(1,386)
Accounts payable	(378)	352	55	29
Accrued expenses and other current liabilities	461	262	(1,183)	(460)
Other assets			(48)	(48)
Net cash provided by operating activities	2,420	724	248	3,392
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(565)		(162)	(727)
Net cash used in investing activities	(565)		(162)	(727)
Cash flows used in financing activities:
Change in book overdraft		(23)	23
Deferred financing costs	(50)			(50)
Repurchase of senior secured notes	(9,690)			(9,690)
Net cash used in financing activities	(9,740)	(23)	23	(9,740)
Net decrease in cash and cash equivalents	(7,885)	701	109	(7,075)
Cash and cash equivalents, beginning of period	17,154		(23)	17,131
Cash and cash equivalents, end of period	$9,269	$701	$86	$10,056

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the six months ended December 31, 2007
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total
Cash flows provided by operating activities:
Net income	$465	$3,276	$(3,276)	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	894			894
Accretion of original issue discount	512			512
Depreciation and amortization	2,064	165		2,229
Stock-based compensation expense	12			12
Income taxes	402	(210)		192
Deferred rent	38			38
Equity in earnings of subsidiaries	(3,276)		3,276
Changes in operating assets and liabilities:
Accounts receivable	4,798	619		5,417
Inventories	(1,191)	3,263		2,072
Other current assets	(407)	(4,508)	4,505	(410)
Accounts payable	(1,354)	(2,819)		(4,173)
Accrued expenses and other current liabilities	2,690	214	(4,505)	(1,601)
Other assets	(6)			(6)
Net cash provided by operating activities	5,641			5,641
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(635)			(635)
Net cash used in investing activities	(635)			(635)
Cash flows used in financing activities:
Repurchase of senior secured notes	(210)			(210)
Net cash used in financing activities	(210)			(210)
Net increase in cash and cash equivalents	4,796			4,796
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$16,186	$	$	$16,186

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

•                                          national and regional economic conditions and resulting adverse impacts to customer orders;

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

•                                          costs associated with legal and accounting professional fees;

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

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  In previous Congressional sessions, bills have been introduced targeting imports from China including bills that would hold China accountable for currency manipulation through the assessment of penal duties.  The effect of these changes and others impacting international trade could be an increase to the cost of goods imported by us from China.  The pendency of such actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

A U.S. government program which monitored exports from Vietnam expired on January 20, 2009.  Various interests have proposed such program be extended and a similar program adopted with respect to imports from China.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

Effective with respect to goods exported from China on, or after, January 1, 2009, U.S. import quota restraints with respect to Chinese origin textiles and apparel have expired.  It is premature to assess whether the elimination of quota may, in the long run, result in the reduction of the cost of apparel from China (by reason of the elimination of charges for quota) or how it will otherwise affect sourcing patterns.

In addition, various economic factors, including, but not limited to, the exchange rate between the U.S. dollar and the currencies of the countries producing our goods, and increased cost for raw materials, labor and transportation, could materially impact the availability or cost at which we could import our products.

New and proposed reporting requirements to be made at or prior to the time of entry may also impact the speed and efficiency at which our goods may enter into the commerce of the United States.  These include, among others, a requirement to annotate each entry when made on the basis of the “first sale” method of appraisement, the new “10 + 2” security filing, a CPSC certification requirement, and an anticipated filing to be made with respect to a host of products (possibly to include apparel) originating from certain plant products.  Increased time lags for the release of imported product may also be the case with respect to ongoing governmental initiatives in the areas of supply chain security and product safety.

We monitor these and other duty, tariff, quota and similar regulatory developments and continually seek to minimize our potential exposure to such risks through, among other measures, shifts of production among countries and manufacturers.

In addition to the factors outlined above, our import operations may be adversely affected by political or economic instability resulting in the disruption of trade from exporting countries, any significant fluctuations in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended December 31, 2008 and 2007.

	Quarterly Periods Ended
(in thousands, except percentages)	December 31, 2008		December 31, 2007

Net sales	$40,675	100.0%	$42,563	100.0%
Cost of sales	33,256	81.8	33,297	78.2
Gross profit	7,419	18.2	9,266	21.8
Selling, general and administrative expenses	31,029	76.3	7,531	17.7
Operating income (loss)	(23,610)	(58.0)	1,735	4.1
Interest expense and other financing, net	3,335	8.2	4,567	10.7
Loss before benefit from income taxes	(26,945)	(66.2)	(2,832)	(6.7)
Benefit from income taxes	(1,501)	(3.7)	(933)	(2.2)
Net loss	(25,444)	(62.6)	(1,899)	(4.5)

Quarterly period ended December 31, 2008 compared to quarterly period ended December 31, 2007

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended December 31, 2008, as compared to the financial statements for the quarterly period ended December 31, 2007.

Net sales.  Net sales for the quarterly period ended December 31, 2008 was $40.7 million.  As compared to net sales of $42.6 million for the quarterly period ended December 31, 2007, net sales decreased by approximately $1.9 million or 4.4%.  The decrease of net sales was principally due to a decrease in gross sales of $2.2 million, related to a decrease in average revenue per unit (approximately 6%) net of an increase in volume (approximately 2%).  The decrease in gross sales was primarily offset by a decrease in customer sales allowances of approximately $0.5 million.  The decrease in average revenue per unit was primarily attributed to off-price sales per unit, partially offset by an increase in department store and private label sales per unit.  The increase in customer volume was attributed to an increase in off-price sales, partially offset by decreases in department store and private label sales.

Gross profit.  Gross profit for the quarterly period ended December 31, 2008 was $7.4 million.  As a percentage of net sales, gross profit over this period was 18.2%.  As compared to the gross profit of $9.3 million for the quarterly period ended December 31, 2007 (21.8% of net sales), gross profit decreased by $1.8 million or 19.9%.  Gross profit as a percentage of net sales was unfavorably impacted by lower margins associated with off-price customer sales and an increase in inventory markdowns during the quarterly period ended December 31, 2008 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended December 31, 2008 was $31.0 million.  As compared to selling, general and administrative expenses of $7.5 million for the quarterly period ended December 31, 2007, there was an increase of $23.5 million.  An impairment charge of $23.4 million recorded during the quarterly period ended December 31, 2008 related to the decline in the fair value of the Rafaella trademark intangible asset was the primary contributor to the overall increase.  Refer to the “Critical Accounting Policies and Estimates” section below for further discussion surrounding the impairment.  Other increases included compensation ($0.5 million) and provision for bad debt ($0.3 million).  The increase was partially offset by a decrease in professional fees ($0.4 million) and marketing expenses ($0.6 million).  As a percentage of net sales, selling, general and administrative expenses was 76.3% for the quarterly period ended December 31, 2008 and 17.7% for the quarterly period ended December 31, 2007.

Operating income (loss).  Operating loss for the quarterly period ended December 31, 2008 was $23.6 million.  As compared to operating income of $1.7 million for the quarterly period ended December 31, 2007, operating income decreased by $25.3 million.  The decrease was due to the decrease in net sales, deteriation of gross profit and increase in selling, general and administrative expenses (primarily attributed to the Rafaella trademark impairment of $23.4 million), as described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the quarterly period ended December 31, 2008 was $3.3 million.  As compared to interest expense of $4.6 million for the quarterly period ended December 31, 2007, interest and other financing decreased by $1.2 million.  The decrease was primarily attributed to the reduction in our senior secured notes outstanding period over period.  We purchased $6,000,000, $8,027,000, and $28,505,000 of our senior secured notes on the open market in January, June, and August 2008, respectively.  In addition, in November 2008 and 2007 we repurchased $598,000 and $221,000, respectively, of senior secured notes in connection with our excess cash flow offers.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $1.4 million quarter over quarter.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.  The decrease in interest expense was partially offset by a decrease in interest income of $0.1 million quarter over quarter.

Income taxes.  We recorded a benefit from income taxes of $1.5 million for the quarterly period ended December 31, 2008.  The Company’s effective income tax rate for the quarterly period ended December 31, 2008 of 5.6% was primarily driven by an impairment charge of $23.4 million recognized on the Rafaella trademark (note 11) which results in no income tax benefit, offset by a net tax benefit of approximately $0.6 million resulting from changes to the Company’s estimated annual effective tax rate and deferred tax rates during the quarterly period ended December 31, 2008.  No income tax benefit was recognized for the impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.

We recorded a benefit from income taxes of $0.9 million for the quarterly period ended December 31, 2007.  The Company’s effective income tax rate for the quarterly period ended December 31, 2007 was 32.9%.

Net loss.  Net loss for the quarterly period ended December 31, 2008 was $25.4 million.  Net loss as a percentage of net sales for the quarterly period ended December 31, 2008 was 62.6%.  As compared to the net loss of $1.9 million for the quarterly period ended December 31, 2007 (4.5% of sales), our net loss increased by $23.5 million.  This increase was a result of the changes described above.

The following table summarizes our historical operations as a percentage of net sales for the six-month periods ended December 31, 2008 and 2007.

	Six-month Periods Ended
(in thousands, except percentages)	December 31, 2008		December 31, 2007

Net sales	$89,572	100.0%	$89,975	100.0%
Cost of sales	69,970	78.1	64,682	71.9
Gross profit	19,602	21.9	25,293	28.1
Selling, general and administrative expenses	39,397	44.0	15,122	16.8
Operating income (loss)	(19,795)	(22.1)	10,171	11.3
Interest expense, net	7,012	7.8	9,170	10.2
Gain on senior secured notes purchase	(17,594)	(19.6)
Interest expense and other financing, net	(10,582)	(11.8)	9,170	10.2
Income (loss) before provision for income taxes	(9,213)	(10.3)	1,001	1.1
Provision for income taxes	6,081	6.8	536	0.6
Net income (loss)	(15,294)	(17.1)	465	0.5

Six-month period ended December 31, 2008 compared to six-month period ended December 31, 2007

Set forth below is a description of the results of operations derived from the financial statements for the six-month period ended December 31, 2008, as compared to the financial statements for the six-month period ended December 31, 2007.

Net sales.  Net sales for the six-month period ended December 31, 2008 was $89.6 million.  As compared to net sales of $90.0 million for the six-month period ended December 31, 2007, net sales decreased by approximately $0.4 million or 0.4%.  The decrease was primarily due to a decrease in gross sales of $0.6 million, related to a decrease in average revenue per unit (approximately 10%) net of an increase in volume (approximately 10%).  The decrease in average revenue per unit was primarily attributed to off-price sales per unit, partially offset by an increase in department store and private label sales per unit.  The increase in customer volume was attributed to an increase in off-price sales, partially offset by decreases in department store and private label sales.  The overall decrease in net sales period over period was partially offset by a decrease in customer sales allowances of approximately $0.3 million.

Gross profit.  Gross profit for the six-month period ended December 31, 2008 was $19.6 million.  As a percentage of net sales, gross profit over this period was 21.9%.  As compared to the gross profit of $25.3 million for the six-month period ended December 31, 2007 (28.1% of net sales), gross profit decreased by $5.7 million or 22.5%.  Gross profit as a percentage of net sales was unfavorably impacted by lower margins associated with off-price customer sales and an increase in inventory markdowns during the six-month period ended December 31, 2008 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six-month period ended December 31, 2008 was $39.4 million.  As compared to selling, general and administrative expenses of $15.1 million for the six-month period ended December 31, 2007, there was an increase of $24.3 million.  An impairment charge of $23.4 million recorded during the quarterly period ended December 31, 2008 related to the decline in the fair value of the Rafaella trademark intangible asset was the primary contributor to the overall increase.  Refer to the “Critical Accounting Policies and Estimates” section below for further discussion surrounding the impairment.  Other increases included compensation ($0.5 million), provision for bad debt ($0.3 million), and factoring costs ($0.3 million).  The increase was offset by a decrease in professional fees ($0.3 million), marketing expenses ($0.6 million), and other expenses, none of which were individually significant.

Operating income (loss).  Operating loss for the six-month period ended December 31, 2008 was $19.8 million.  As compared to operating income of $10.2 million for the six-month period ended December 31, 2007, operating income decreased by $30.0 million.  The decrease was due to the decrease in net sales, deteriation of gross profit and increase in selling, general and administrative expenses (primarily attributed to the Rafaella trademark impairment of $23.4 million), as described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the six-month period ended December 31, 2008 was a net gain of $10.6 million.  As compared to interest expense of $9.2 million for the six-month period ended December 31, 2007, interest and other financing decreased by $19.8 million.  The decrease was primarily attributed to a pre-tax gain of approximately $17.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off, in connection with our August 2008 open market purchase during the six-month period ended December 31, 2008.  The decrease was also attributed to the reduction in our senior secured notes outstanding period over period.  We purchased $6,000,000, $8,027,000, and $28,505,000 of our senior secured notes on the open market in January, June, and August 2008, respectively.  In addition, in November 2008 and 2007 we repurchased $598,000 and $221,000, respectively, of senior secured notes in connection with our excess cash flow offers.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $2.3 million compared with the prior period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.  The decrease in interest expense was partially offset by a decrease in interest income of $0.1 million compared with the prior period.

Income taxes.  The Company’s effective income tax rate for the six months ended December 31, 2008 and 2007 was approximately 66.0% and 53.5%, respectively.  The difference between the effective income tax rate and the Company’s estimated annual effective tax rate for fiscal 2009 (currently estimated at 28%) is due the Company’s August 2008 senior secured note open market purchase (note 8) resulting in a pre-tax gain of $17.6 million and an income tax provision of $6.7 million, and an impairment charge of $23.4 million recognized on the Rafaella trademark which results in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.

The primary difference between the Company’s estimated annual effective tax rate and the statutory federal income tax rate (currently estimated at 34%) is primarily due to the amortization of the Company’s customer relationship intangible assets of $4.0 million which the Company does not expect to generate an income tax benefit.  The Company does not expect to recognize an income tax benefit from the customer relationships and is providing a deferred tax asst valuation allowance of $0.9 million because the underlying tax basis of the customer relationships is capital in nature.

The Company’s effective income tax rate for the six months ended December 31, 2007 was substantially higher than its estimated annual effective tax rate for the year ending June 30, 2008 due to the inclusion of interest expense related to unrecognized tax benefits.

Net income (loss).  Net loss for the six-month period ended December 31, 2008 was $15.3 million.  Net loss as a percentage of net sales for the six-month period ended December 31, 2008 was 17.1%.  As compared to the net income of $0.5 million for the six-month period ended December 31, 2007 (0.5% of sales), our net income decreased by $15.8 million.  This decrease was a result of the changes described above.

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

On June 20, 2005, we entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  Effective September 30, 2008, we entered into an amendment of the Credit Facility with HSBC that changed certain terms of the agreement.  The Company sought to amend the Credit Facility as it would not have been in compliance with its working capital financial covenant as of September 30, 2008.  The Credit Facility, prior to being amended, required the Company to maintain a minimum level of working capital of $45.0 million for periods June 30, 2008 through June 29, 2009 and $50.0 million for periods June 30, 2009 and thereafter; the Company’s working capital, under the terms of the Credit Facility, approximated $37.6 million as of September 30, 2008.  Furthermore, prior to the amendment, the Credit Facility provided the Company with a revolving line of credit, which could be used for direct debt advances plus letters of credit of up to $62.5 million, with a sub-limit of $45.0 million for direct debt advances.  The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $45.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances.  On February 10, 2009, the Company further amended the Credit Facility’s positive net income financial covenant as the Company’s forecasts indicated that there was the likelihood that the Company would not be in compliance with the net income financial covenant, at some point, over the next 12 months.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables and (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, reduced by (iii) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At December 31, 2008, there were no loans and $13.7 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct debt advances plus letters of credit approximated $5.2 million as of December 31, 2008.

Borrowings under the Credit Facility bear variable interest at our option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities.  With the exception of the fiscal quarters ending on March 31, 2009 and June 30, 2009, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  As a result of the February 10, 2009 amendment, the Company is permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.  As of December 31, 2008, the Company was in compliance with each of the financial covenants.  The Company believes that it is probable that it will meet its future debt covenants over the next 12 months. However, if the Company’s operations continue to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

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

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011.  These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.  Senior secured notes principal amount outstanding at December 31, 2008 and June 30, 2008 is $95,158,000 and $124,261,000, respectively.  At December 31, 2008 and June 30, 2008, the unamortized original issue discount is $2,393,000 and $3,648,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at December 31, 2008 and June 30, 2008.  At December 31, 2008 and June 30, 2008, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $33,781,000, and $73,159,000, respectively.  The senior secured notes are collateralized by a second priority lien on substantially all of the Company’s assets.

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

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year.  Senior secured note aggregate principal amounts of $598,000, $221,000 and $17,429,000 were repurchased during November 2008, 2007 and 2006, respectively, in connection with excess cash flow offers made by the Company.  The November 2008, 2007 and 2006 repurchases of the notes, which were at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, approximated $631,000,

$234,000 and $18.4 million, respectively.  We wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 2006 repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2008 and 2007 repurchases were not significant.

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

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the six month periods ended December 31, 2008 and 2007.

	Six Month Periods Ended
(in thousands)	December 31, 2008	December 31, 2007
Net cash provided by (used in):
Operating activities	$3,392	$5,641
Investing activities	(727)	(635)
Financing activities	(9,740)	(210)
Net increase (decrease) in cash and cash equivalents	$(7,075)	$4,796

Operating activities.  Cash flows provided by operating activities for the six month period ended December 31, 2008 and 2007 were $3.4 million and $5.6 million, respectively.  The decrease in cash flows provided by operating activities from 2008 to 2009 is primarily attributed to the decrease in our operating income (excluding non-cash items) and income taxes paid in connection with our August 2008 senior secured note open market purchase, offset by planned reductions in current season inventory purchases resulting from anticipated reductions in sales, working capital initiatives, as well as increased off-price inventory sales period over period.

Investing activities.  Net cash used in investing activities for the six month period ended December 31, 2008 and 2007 were $0.7 million and $0.6 million, respectively.  The use of cash during each period was attributed to capital expenditures.

Financing activities.  Net cash used in financing activities for the six month period ended December 31, 2008 was $9.7 million.  The use of cash was primarily attributed to our August 2008 senior secured note open market purchase and our November 2008 excess cash flow offer.  Net cash used in financing activities for the six month period ended December 31, 2007 of $0.2 million was attributed to our November 2007 excess cash flow offer.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had outstanding letters of credit totaling $10.9 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $2.8 million issued by HSBC, which serve as security for obligations under certain operating leases and a customs bond.

We enter into employment and consulting agreements with certain of our employees from time to time.  These contracts typically provide for severance and other benefits.  Additionally, we have certain operating leases, which are disclosed in the consolidated annual financial statements.  The Company has no other off-balance sheet arrangements.

Due From Factor

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivables of the Company then held by GMAC, were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  As part of the termination of the GMAC arrangement, on February 5, 2009, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit expires on February 4, 2010.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.

On December 19, 2008, the Company entered into a factoring agreement with Wells Fargo Trade Capital, LLC (“Wells Fargo”), a commercial factor, pursuant to which the Company may sell certain of its receivables to Wells Fargo on a non-recourse basis.  Wells Fargo will assume credit risk on all sales that are approved in advance.

We can not borrow from Wells Fargo and GMAC and the amounts due from Wells Fargo and GMAC are pledged to our revolving credit facility lenders as security for amounts outstanding under our revolving credit facility.  Approximately 40.14% of the common membership interests of GMAC, LLC, the parent of GMAC, is owned by FIM Holdings LLC, an affiliate of Cerberus Capital Management, L.P., a separate affiliate of which owns 75% of the Company.

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

Impairment Testing of Trademark Intangible Assets.  We performed an impairment test of the Rafaella trademark during the quarter ended December 31, 2008 and determined that the trademark was impaired necessitating a charge of $23.4 million.  The impairment was performed due to the decreased sales and cash flows attributed to the Rafaella brand during the three month period ended December 31, 2008 and reductions to management forecasts resulting from the continuing adverse economic conditions and the current state of the US retail apparel environment.  The impairment charge of $23.4 million is reflected within selling, general and administrative expenses for the three and six month periods ended December 31, 2008.  There were no impairments or impairment indicators present and no impairment loss was recorded during the three and six month periods ended December 31, 2007.

The trademark fair value calculated in our impairment test was determined using a discounted cash flow model involving several assumptions.  These assumptions included, but were not limited to, anticipated growth rates, the discount rate, and an estimated royalty rate.  When appropriate, we considered the assumptions that we believed marketplace participants would use in estimating future cash flows.

While we currently believe that the carrying value of the trademark of $10.0 million as of December 31, 2008 approximates its fair value and that the intangible asset will contribute indefinitely to the Company’s cash flows, materially different assumptions regarding future business performance could result in future impairment losses.

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

In April 2008, the FASB issued FASB Staff Position No. (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of this FSP, if any, on our results of operations and financial position.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial product market prices and rates.  We are exposed to market risks, including changes in interest rates and a reduction in the value of the dollar.

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein.  Loan borrowings and repayments under the revolving credit facility were $13.8 million and $13.8 million, respectively, during the six months ended December 31, 2008.  At December 31, 2008, there were no loans outstanding under the revolving credit facility.

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

As of the period ended December 31, 2008 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Furthermore, there have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended December 31, 2008, there were no material changes to the Company’s previously disclosed legal proceedings.  Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

10.32*	Amendment No. 7 to Financing Agreement, dated December 16, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc. and HSBC Bank USA, National Association

10.33*	Amendment No. 8 to Financing Agreement, dated February 10, 2009, among Rafaella Apparel Group, Inc., Verrazano, Inc. and HSBC Bank USA, National Association

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 11, 2009	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros

Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Chad J. Spooner

Chad J. Spooner
Chief Financial Officer
(Principal Financial and
Accounting Officer)