Form 10-Q
period 2009-03-31
RAFAELLA APPAREL GROUP,INC.
filed 2009-05-15
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of May 15, 2009, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

March 31, 2009

PART I.       FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except number of shares)
(unaudited)

	March 31, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$4,652	$17,131
Receivables, net	24,759	15,286
Inventories	16,153	33,249
Deferred income taxes	3,578	3,578
Other current assets	2,745	1,023
Total current assets	51,887	70,267
Equipment and leasehold improvements, net	1,822	1,082
Intangible assets, net	38,722	65,314
Deferred financing costs, net	2,720	4,807
Other assets	93	47
Deferred income taxes	7,511	7,331
Total assets	$102,755	$148,848
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,951	$10,549
Accrued expenses and other current liabilities	4,881	2,278
Current portion of senior secured notes		865
Total current liabilities	10,832	13,692
Senior secured notes	91,021	119,748
Income taxes	8,322	7,294
Deferred rent	400	384
Total liabilities	110,575	141,118
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	55,110	52,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	282	264
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(37,215)	(18,647)
Total stockholders’ equity (deficit)	(62,930)	(44,380)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$102,755	$148,848

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Operations

(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008
Net sales	$34,555	$46,394
Cost of sales	24,753	33,434
Gross profit	9,802	12,960
Selling, general and administrative expenses	8,254	8,633
Operating income	1,548	4,327
Interest expense, net	3,220	4,413
Gain on senior secured notes purchase	(1,625)	(738)
Interest expense and other financing, net	1,595	3,675
Income (loss) before provision for (benefit from) income taxes	(47)	652
Provision for (benefit from) income taxes	229	(343)
Net income (loss)	(276)	995
Dividends accrued on redeemable convertible preferred stock	1,000	1,000
Net loss available to common stockholders	$(1,276)	$(5)

	Nine Months Ended
	March 31, 2009	March 31, 2008
Net sales	$124,127	$136,369
Cost of sales	94,723	98,115
Gross profit	29,404	38,254
Selling, general and administrative expenses	24,219	23,755
Intangible asset impairment	23,430
Operating income (loss)	(18,245)	14,499
Interest expense, net	10,232	13,583
Gain on senior secured notes purchase	(19,219)	(738)
Interest expense and other financing, net	(8,987)	12,845
Income (loss) before provision for income taxes	(9,258)	1,654
Provision for income taxes	6,310	193
Net income (loss)	(15,568)	1,461
Dividends accrued on redeemable convertible preferred stock	3,000	3,000
Net loss available to common stockholders	$(18,568)	$(1,539)

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(In thousands)
(unaudited)

	Nine Months Ended
	March 31, 2009	March 31, 2008
Cash flows provided by (used in) operating activities:
Net income (loss)	$(15,568)	$1,461
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	1,088	1,326
Accretion of original issue discount	636	774
Depreciation and amortization	3,465	3,364
Stock-based compensation expense	18	18
Income taxes	848	(117)
Deferred rent	16	52
Gain on senior secured notes purchase	(19,219)	(738)
Intangible asset impairment	23,430
Changes in operating assets and liabilities:
Accounts receivable	(9,473)	(4,954)
Inventories	17,096	7,147
Other current assets	(1,722)	(248)
Accounts payable	(4,598)	(5,881)
Accrued expenses and other current liabilities	2,568	1,761
Other assets	(46)	(6)
Net cash provided by (used in) operating activities	(1,461)	3,959
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(1,008)	(814)
Net cash used in investing activities	(1,008)	(814)
Cash flows used in financing activities:
Deferred financing costs	(50)
Repurchase of senior secured notes	(9,960)	(5,025)
Net cash used in financing activities	(10,010)	(5,025)
Net decrease in cash and cash equivalents	(12,479)	(1,880)
Cash and cash equivalents, beginning of period	17,131	11,390
Cash and cash equivalents, end of period	$4,652	$9,510

Supplemental disclosures of non-cash financing activities:
Accretion of preferred stock to redemption value	$3,000	$3,000

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009, the results of its operations for the three and nine month periods ended March 31, 2009 and 2008, and its cash flows for the nine month periods ended March 31, 2009 and 2008.  These adjustments consist of normal recurring adjustments.  Operating results for the three and nine month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

2.                                      Stock-Based Compensation

Stock-based compensation awards are accounted for in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payments.”  The Rafaella Apparel Group, Inc.  Equity Incentive Plan (the “Plan”) provides for the issuance of stock option and restricted stock-based compensation awards to senior management, other key employees, and consultants to the Company.  The Company has reserved 1,111,111 shares of common stock for issuance pursuant to the terms of the Plan.  While the terms of individual awards may vary, employee stock options vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share.

There were no stock option grants or exercises during the nine months ended March 31, 2009.  During the three and nine month periods ended March 31, 2009, there were 62,500 stock options forfeited.  There were no stock option grants, exercises or forfeitures during the nine months ended March 31, 2008.  At March 31, 2009, options to purchase a total of 1,048,611 shares of common stock of the Company at $5.33 per share were outstanding.  At March 31, 2009, 652,778 options were vested and exercisable.  Of the outstanding and unvested options, 229,167 vest within the next year and 166,666 vest within the next two years.  The stock options have a weighted average exercise price of $5.33 per share and a weighted average remaining contractual life of 7.4 years.  Subsequent to March 31, 2009, an additional 20,834 options that were vested and exercisable and an additional 62,500 options that were outstanding and unvested were forfeited.

As of March 31, 2009, 493,056 stock options are subject to certain call right provisions under the Plan.  As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event, as defined.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of March 31, 2009, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $275,000 at March 31, 2009.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $6,000 during the three months ended March 31, 2009 and 2008, respectively.  During the nine months ended March 31, 2009 and 2008, the Company recorded compensation expense of approximately $18,000 and $18,000, respectively.  As of March 31, 2009, there was an additional $25,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 1.1 years.

The Company is obligated to pay certain cash payments equal to one and three-tenths percent (1.3%) of the Appreciated Value of the Company in connection with Sale Transactions and one and three-tenths percent (1.3%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and a former employee and a member of the Company’s board of directors during the year ended June 30, 2008.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of March 31, 2009, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

3.                                      Recent Accounting Pronouncements

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of SFAS 157, effective July 1, 2008, did not have a material impact on the Company’s financial position and results of operations.  The Company is currently evaluating the potential impact that the non- financial assets and liabilities portions of SFAS 157 will have on its financial statements.

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

4.                                      Receivables

Receivables consist of (in thousands):

	March 31, 2009	June 30, 2008

Due from factor	$28,000	$12,732
Trade receivables	5,418	10,000
	33,418	22,732
Less: Allowances for sales returns, discounts, and credits	(8,659)	(7,446)
	$24,759	$15,286

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivable of the Company then held by GMAC were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  On February 5, 2009, as part of the termination of the GMAC arrangement, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.  The Letter of Credit expires on February 4, 2010, subject to extension under certain circumstances.

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

For the three months ended March 31, 2009 and 2008, the provision for sales returns, discounts and credits charged to earnings was $7,964,000 and $8,423,000, respectively, and decreased by authorized deductions taken by customers of $7,792,000 and $8,885,000, respectively.  For the nine months ended March 31, 2009 and 2008, the provision for sales returns, discounts and credits charged to earnings was $26,184,000 and $26,531,000, respectively, and decreased by authorized deductions taken by customers of $24,971,000 and $26,058,000, respectively.

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

For the three months ended March 31, 2009, sales to two customers approximated $11.6 million and $6.1 million of the Company’s consolidated net sales.  For the three months ended March 31, 2008, sales to three customers approximated $9.4 million, $9.0 million, and $6.9 million of the Company’s consolidated net sales.  For the nine months ended March 31, 2009, sales to three customers approximated $35.7 million, $22.9 million, and $15.2 of the Company’s consolidated net sales.  For the nine months ended March 31, 2008, sales to three customers approximated $28.7 million, $27.6 million, and $24.9 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from two customers approximated $5.4 million and $2.6 million at March 31, 2009.  Accounts receivable, net of allowances, from four customers approximated $3.0 million, $2.8 million, $2.5 million, and $1.7 million at June 30, 2008.

6.                                      Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2009	June 30, 2008

Piece goods (held by contractors)	$283	$1,544
Finished goods:
In warehouse	11,793	20,170
In transit	4,077	11,535
	$16,153	$33,249

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

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables and (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, reduced by (iii) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At March 31, 2009, there were no loans and $4.8 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct debt advances plus letters of credit approximated $19.0 million as of March 31, 2009.

Borrowings under the Credit Facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities.  With the exception of the fiscal quarters ending on March 31, 2009 and June 30, 2009, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  As a result of the February 10, 2009 amendment, the Company is permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.  As of March 31, 2009, the Company was in compliance with each of the financial covenants.  The Company believes that it is probable that it will meet its future debt covenants over the next 12 months. However, if the Company’s operations continue to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

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

Loan borrowings and repayments were $13.8 million and $13.8 million, respectively, during the nine months ended March 31, 2009.  Loan borrowings and repayments were $12.8 million and $12.8 million, respectively, under the Credit Facility during the nine months ended March 31, 2008.

8.                                      Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at March 31, 2009 and June 30, 2008 is $93,158,000 and $124,261,000, respectively.  At March 31, 2009 and June 30, 2008, the unamortized original issue discount is $2,137,000 and $3,648,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at March 31, 2009 and June 30, 2008.  At March 31, 2009 and June 30, 2008, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $13,042,000, and $73,159,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

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

In March 2009, the Company purchased, at a discount, $2.0 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $1.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the quarter ending March 31, 2009.

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

9.                                      Income Taxes

The Company remains subject to federal, state and local income tax examinations by tax authorities for tax years ending subsequent to June 20, 2005, the acquisition date.  Examinations for a state and local tax jurisdiction for the 2006 and 2005 tax years and the Company’s 2006 federal income tax return by the Internal Revenue Service were recently completed.  No significant adjustments were proposed in connection with these examinations.  The Company does not believe it is reasonably possible the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.1 million during each of the three month periods ended March 31, 2009 and 2008.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.2 million during each of the nine month periods ended March 31, 2009 and 2008.

The Company reviews its annual effective tax rate on a quarterly basis and makes the necessary changes if information or events warrant such changes.  The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income within different tax jurisdictions; changes to the valuation allowance for deferred tax assets; or changes to actual or forecasted permanent book to tax differences (non-deductible expenses).  Items such as settlements from tax authorities, tax law changes, and unusual items are recognized on a discrete basis.  The Company’s effective income tax rate for the nine months ended March 31, 2009 and 2008 was approximately 68.2% and 11.7%, respectively.  The difference between the effective income tax rate and the Company’s estimated annual effective tax rate for fiscal 2009 (currently estimated at 29%) is due to the Company’s August 2008 and March 2009 senior secured note open market purchases (note 8) resulting in a pre-tax gain of $19.2 million and an income tax provision of $7.4 million, and an impairment charge of $23.4 million recognized on the Rafaella trademark (note 11) which resulted in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.

The primary difference between the Company’s estimated annual effective tax rate and the statutory federal income tax rate (currently estimated at 34%) is primarily due to the amortization of the Company’s customer relationship intangible assets of $4.0 million which the Company does not expect to generate an income tax benefit.  The Company does not expect to recognize an income tax benefit from the customer relationships and is providing a deferred tax asset valuation allowance of $0.9 million because the underlying tax basis of the customer relationships is capital in nature.

The Company’s effective income tax rate for the nine months ended March 31, 2008 was substantially higher than its estimated annual effective tax rate for the year ending June 30, 2008 due to the inclusion of interest expense related to income tax benefits resulting from changes in the level of income from operations within different state and local tax jurisdictions ($318,000), which was more than offset by income tax expense resulting from the pre-tax gain from the Company’s January 2008 senior secured note open market purchase ($262,000) and the effect of the inclusion of interest expense related to uncertain tax positions within income tax expense ($249,000).

10.                               Commitments and Contingencies

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim alleging that Nicole Miller’s subsequent termination of the License was improper.  Management has denied any liability and intends to vigorously defend against Nicole Miller’s claims and pursue its counterclaim.  As of March 31, 2009, management believes that it has a strong defense against the claims and does not believe a loss contingency is probable.

Additionally, the Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties.

The Company enters into employment and consulting agreements with certain of its employees from time to time.  These contracts typically provide for severance and other benefits.  During the quarter ended March 31, 2009, the Company incurred severance costs of approximately $1.1 million.  The severance costs are primarily attributed to two former executive officers of the Company. Additionally, the Company has certain operating leases, which are disclosed in the notes to the consolidated annual financial statements.  The Company has no other off-balance sheet arrangements.

11.                               Trademark Intangible Asset Impairment

The Company performed an impairment test of the Rafaella trademark during the quarter ended December 31, 2008 and determined that the trademark was impaired, necessitating a charge of $23.4 million.  The impairment resulted from decreased sales and cash flows attributed to the Rafaella brand during the three month period ended December 31, 2008 and reductions to management forecasts resulting from the continuing adverse economic conditions and the current state of the US retail apparel environment.  The impairment charge of $23.4 million is reflected within selling, general and administrative expenses for the nine month period ended March 31, 2009.  There were no impairments or impairment indicators present and therefore no impairment loss was recorded during the three and nine month periods ended March 31, 2008.

12.                               Subsequent Event

In April 2009, the Company purchased, at a discount, $4.0 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, will be recorded to interest expense during the quarter ending June 30, 2009.

13.                               Guarantor Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of March 31, 2009 and June 30, 2008 and for the three and nine months ended March 31, 2009 and 2008 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Balance Sheet
As of March 31, 2009
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$4,168	$412	$72	$4,652
Receivables, net	22,478	2,281		24,759
Inventories	14,919	1,234		16,153
Deferred income taxes	3,510	68		3,578
Other current assets	3,768	15,012	(16,035)	2,745
Total current assets	48,843	19,007	(15,963)	51,887
Equipment and leasehold improvements, net	1,646		176	1,822
Intangible assets, net	37,665	1,057		38,722
Deferred financing costs, net	2,720			2,720
Investment in subsidiaries	18,160		(18,160)
Other assets	47		46	93
Deferred income taxes	7,167	344		7,511
Total assets	$116,248	$20,408	$(33,901)	$102,755
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,854	$1,022	$75	$5,951
Accrued expenses and other current liabilities	19,619	270	(15,008)	4,881
Total current liabilities	24,473	1,292	(14,933)	10,832
Senior secured notes	91,021			91,021
Income taxes	8,174	148		8,322
Deferred rent	400			400
Total liabilities	124,068	1,440	(14,933)	110,575
Commitments and contingencies
Redeemable convertible preferred stock	55,110			55,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	282	8,741	(8,741)	282
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(37,215)	10,227	(10,227)	(37,215)
Total stockholders’ equity (deficit)	(62,930)	18,968	(18,968)	(62,930)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$116,248	$20,408	$(33,901)	$102,755

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

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the three months ended March 31, 2009
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$31,264	$3,291		$34,555
Cost of sales	21,501	3,005	$247	24,753
Gross profit	9,763	286	(247)	9,802
Selling, general and administrative expenses	7,749	505		8,254
Operating income	2,014	(219)	(247)	1,548
Interest expense, net	3,220			3,220
Gain on senior secured notes purchase	(1,625)			(1,625)
Interest expense and other financing, net	1,595			1,595
Loss before provision for income taxes	419	(219)	(247)	(47)
Provision for income taxes	269	(40)		229
Equity in earnings of subsidiaries	(426)		426
Net loss	(276)	(179)	179	(276)
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net loss available to common stockholders	$(1,276)	$(179)	$179	$(1,276)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$39,528	$6,866		$46,394
Cost of sales	28,050	5,384		33,434
Gross profit	11,478	1,482		12,960
Selling, general and administrative expenses	7,802	831		8,633
Operating income	3,676	651		4,327
Interest expense, net	4,413			4,413
Gain on senior secured notes purchase	(738)			(738)
Interest expense and other financing, net	3,675			3,675
Income before benefit from income taxes	1	651		652
Benefit from income taxes	3,617	(3,960)		(343)
Equity in earnings of subsidiaries	4,611		$(4,611)
Net income	995	4,611	(4,611)	995
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net loss available to common stockholders	$(5)	$4,611	$(4,611)	$(5)

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
For the nine months ended March 31, 2009
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$108,956	$15,171		$124,127
Cost of sales	81,572	12,565	$586	94,723
Gross profit	27,384	2,606	(586)	29,404
Selling, general and administrative expenses	22,455	1,638	126	24,219
Intangible asset impairment	23,430			23,430
Operating loss	(18,501)	968	(712)	(18,245)
Interest expense, net	10,232			10,232
Gain on senior secured notes purchase	(19,219)			(19,219)
Interest expense and other financing, net	(8,987)			(8,987)
Loss before provision for income taxes	(9,514)	968	(712)	(9,258)
Provision for income taxes	5,979	331		6,310
Equity in earnings of subsidiaries	(75)		75
Net loss	(15,568)	637	(637)	(15,568)
Dividends accrued on redeemable convertible preferred stock	3,000			3,000
Net loss available to common stockholders	$(18,568)	$637	$(637)	$(18,568)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$107,920	$28,449		$136,369
Cost of sales	77,957	20,158		98,115
Gross profit	29,963	8,291		38,254
Selling, general and administrative expenses	21,361	2,394		23,755
Operating income	8,602	5,897		14,499
Interest expense, net	13,583			13,583
Gain on senior secured notes purchase	(738)			(738)
Interest expense and other financing, net	12,845			12,845
Income before provision for income taxes	(4,243)	5,897		1,654
Provision for income taxes	2,184	(1,991)		193
Equity in earnings of subsidiaries	7,888		$(7,888)
Net income	1,461	7,888	(7,888)	1,461
Dividends accrued on redeemable convertible preferred stock	3,000			3,000
Net loss available to common stockholders	$(1,539)	$7,888	$(7,888)	$(1,539)

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the nine months ended March 31, 2009
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Cash flows used in operating activities:
Net loss	$(15,568)	$637	$(637)	$(15,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance charges	1,088			1,088
Accretion of original issue discount	636			636
Depreciation and amortization	3,218	247		3,465
Stock-based compensation expense	18			18
Income taxes	881	(33)		848
Deferred rent	16			16
Gain on senior secured notes purchase	(19,219)			(19,219)
Intangible asset impairment	23,430			23,430
Equity in earnings of subsidiaries	75		(75)
Changes in operating assets and liabilities:
Accounts receivable	(8,793)	(680)		(9,473)
Inventories	16,548	548		17,096
Other current assets	(2,682)	(401)	1,361	(1,722)
Accounts payable	(4,624)	(49)	75	(4,598)
Accrued expenses and other current liabilities	2,834	166	(432)	2,568
Other assets			(46)	(46)
Net cash used in operating activities	(2,142)	435	246	(1,461)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(834)		(174)	(1,008)
Net cash used in investing activities	(834)		(174)	(1,008)
Cash flows used in financing activities:
Change in book overdraft		(23)	23
Deferred financing costs	(50)			(50)
Repurchase of senior secured notes	(9,960)			(9,960)
Net cash used in financing activities	(10,010)	(23)	23	(10,010)
Net decrease in cash and cash equivalents	(12,986)	412	95	(12,479)
Cash and cash equivalents, beginning of period	17,154		(23)	17,131
Cash and cash equivalents, end of period	$4,168	$412	$72	$4,652

Rafaella Apparel Group, Inc. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
For the nine months ended March 31, 2008
(In thousands)
(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total
Cash flows provided by operating activities:
Net income	$1,461	$7,888	$(7,888)	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	1,326			1,326
Accretion of original issue discount	774			774
Depreciation and amortization	3,116	248		3,364
Stock-based compensation expense	18			18
Income taxes	134	7	(258)	(117)
Deferred rent	52			52
Gain on senior secured notes purchase	(738)			(738)
Equity in earnings of subsidiaries	(7,888)		7,888
Changes in operating assets and liabilities:
Accounts receivable	(6,669)	1,715		(4,954)
Inventories	3,146	4,001		7,147
Other current assets	(296)	(9,693)	9,741	(248)
Accounts payable	(2,030)	(3,851)		(5,881)
Accrued expenses and other current liabilities	11,559	(57)	(9,741)	1,761
Other assets	(6)	(258)	258	(6)
Net cash provided by operating activities	3,959			3,959
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(814)			(814)
Net cash used in investing activities	(814)			(814)
Cash flows used in financing activities:
Repurchase of senior secured notes	(5,025)			(5,025)
Net cash used in financing activities	(5,025)			(5,025)
Net decrease in cash and cash equivalents	(1,880)			(1,880)
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$9,510	$	$	$9,510

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

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of materials, factory capacity, transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  While U.S. domestic interests have recently suggested that imported Chinese textile products benefit from export subsidies, this claim has not been advanced in any formal administrative action.

In previous Congressional sessions, bills have been introduced targeting imports from China including bills that would hold China accountable for currency manipulation through the assessment of penal duties.  However, in an April 2009 semi-annual report, the U.S. Treasury Department concluded that no country should be identified as a manipulator of its exchange rates to obtain an unfair trade advantage.  The next report is expected in September.  The effect of these developments and others impacting international trade could be an increase to the cost of goods imported by us from China.

A U.S. government program which monitored exports from Vietnam expired on January 20, 2009.  Various interests have proposed such program be extended and a similar program adopted with respect to imports from China.  In addition, further to a request from the U.S. House Ways and Means Committee, the U.S. International Trade Commission is currently posting import statistics covering items covered by the expired quota agreement with China for potential use in future investigations.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

Effective with respect to goods exported from China on, or after, January 1, 2009, U.S. import quota restraints with respect to Chinese origin textiles and apparel have expired.  It is premature to assess whether the elimination of quota may, in the long run, result in the reduction of the cost of apparel from China (by reason of the elimination of charges for quota) or how it will otherwise affect sourcing patterns.  Moreover, it cannot be ruled out that domestic interests may in the future seek the reimposition of quotas.

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

New and proposed reporting requirements to be made at or prior to the time of entry may also impact the speed and efficiency at which our goods may enter into the commerce of the United States.  These include, among others, a requirement to annotate each entry when made on the basis of the “first sale” method of appraisement, the new “10 + 2” security filing, a CPSC certification requirement, and an anticipated filing that may be applied to a host of products (possibly to include apparel) originating from certain plant products.  Increased time lags for the release of imported product may also be the case with respect to ongoing governmental initiatives in the areas of supply chain security and product safety.

We monitor these and other duty, tariff, quota and similar regulatory developments and continually seek to minimize our potential exposure to such risks through, among other measures, shifts of production among countries and manufacturers.

In addition to the factors outlined above, our import operations may be adversely affected by political or economic instability resulting in the disruption of trade from exporting countries, any significant fluctuations in the value of the dollar against foreign currencies and restrictions on the transfer of funds.  Moreover, it remains to be seen what, if any, impact the trade policies of the Obama administration and the incoming Congress will have on our import program.

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended March 31, 2009 and 2008.

	Quarterly Periods Ended
(in thousands, except percentages)	March 31, 2009		March 31, 2008

Net sales	$34,555	100.0%	$46,394	100.0%
Cost of sales	24,753	71.6	33,434	72.1
Gross profit	9,802	28.4	12,960	27.9
Selling, general and administrative expenses	8,254	23.9	8,633	18.6
Operating income	1,548	4.5	4,327	9.3
Interest expense, net	3,220	9.3	4,413	9.5
Gain on senior secured notes purchase	(1,625)	(4.7)	(738)	(1.6)
Interest expense and other financing, net	1,595	4.6	3,675	7.9
Income (loss) before provision for (benefit from) income taxes	(47)	(0.1)	652	1.4
Provision for (benefit from) income taxes	229	0.7	(343)	(0.7)
Net income (loss)	(276)	(0.8)	995	2.1

Quarterly period ended March 31, 2009 compared to quarterly period ended March 31, 2008

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended March 31, 2009, as compared to the financial statements for the quarterly period ended March 31, 2008.

Net sales.  Net sales for the quarterly period ended March 31, 2009 was $34.6 million.  As compared to net sales of $46.4 million for the quarterly period ended March 31, 2008, net sales decreased by approximately $11.8 million or 25.5%.  The decrease in net sales was principally due to a decrease in gross sales of $12.3 million, related to a decrease in volume (approximately 23%) net of an increase in average revenue per unit (approximately 1%).  The decrease in gross sales was primarily offset by a decrease in customer sales allowances of approximately $0.4 million.  The decrease in customer volume was attributed to a decrease in department store, private label, and off-price sales.  The increase in average revenue per unit was primarily attributed to department store sales per unit, partially offset by a decrease in off-price and private label sales per unit.

Gross profit.  Gross profit for the quarterly period ended March 31, 2009 was $9.8 million.  As a percentage of net sales, gross profit over this period was 28.4%.  As compared to the gross profit of $13.0 million for the quarterly period ended March 31, 2008 (27.9% of net sales), gross profit decreased by $3.2 million or 24.4%.  Gross profit as a percentage of net sales was favorably impacted by a decrease in inventory markdowns, partially offset by lower margins associated with department store, private label, and off-price sales during the quarterly period ended March 31, 2009 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended March 31, 2009 was $8.3 million.  As compared to selling, general and administrative expenses of $8.6 million for the quarterly period ended March 31, 2008, there was a decrease of $0.4 million or 4.4%.  Decreases in marketing expenses ($0.7 million) and warehouse and distribution costs ($0.4 million) were the primary contributors to the overall decrease.  The decrease was partially offset by an increase in design research and development expenses ($0.3 million) and compensation ($0.3 million).  The increase in compensation includes severance costs of approximately $1.1 million incurred during the quarterly period ended March 31, 2009.  As of March 31, 2009, $0.9 million of costs (inclusive of severance, benefits and outplacement services) remain unpaid and are accrued within the accrued expenses and other current liabilities line item of the Company’s condensed consolidated balance sheet.  The severance costs are primarily attributed to two former executive officers of the Company.  As a percentage of net sales, selling, general and administrative expenses was 23.9% for the quarterly period ended March 31, 2009 and 18.6% for the quarterly period ended March 31, 2008.

Operating income.  Operating income for the quarterly period ended March 31, 2009 was $1.5 million.  As compared to operating income of $4.3 million for the quarterly period ended March 31, 2008, operating income decreased by $2.8 million or 64.2%.  The decrease was due to reduced net sales and the deteriation of gross profit, partially offset by a decrease in selling, general and administrative, as described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the quarterly period ended March 31, 2009 was $1.6 million.  As compared to interest expense of $3.7 million for the quarterly period ended March 31, 2008, interest and other financing decreased by $2.1 million.  The decrease was primarily attributed to the reduction in our senior secured notes outstanding period over period.  We purchased $6,000,000, $8,027,000, and $28,505,000 of our senior secured notes on the open market in January, June, and August 2008, respectively, and $2,000,000 of our senior secured notes on the open market in March 2009.  In addition, in November 2008 and 2007 we repurchased $598,000 and $221,000, respectively, of senior secured notes in connection with our excess cash flow offers.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $1.3 million quarter over quarter.  Additionally, we recorded pre-tax gains, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off, in connection with our March 2009 and January 2008 open market purchases; pre-tax gains of $1.6 million and $0.7 million were recorded during the quarterly periods ended March 31, 2009 and 2008, respectively.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.  The decrease in interest expense was partially offset by a decrease in interest income of $0.1 million quarter over quarter.

Income taxes.  We recorded a provision for income taxes of $0.2 million for the quarterly period ended March 31, 2009.  The Company’s effective income tax rate for the quarterly period ended March 31, 2009 was primarily driven by the Company’s March 2009 senior secured note open market purchase which resulted in a pre-tax gain of $1.6 million and an income tax provision of $0.6 million.  This tax provision was offset by a benefit of $0.5 million due to the loss from operations, considering permanent items, for the quarterly period ended March 31, 2009.  We recorded a benefit from income taxes of $0.3 million for the quarterly period ended March 31, 2008.

Net income (loss).  Net loss for the quarterly period ended March 31, 2009 was $0.3 million.  Net loss as a percentage of net sales for the quarterly period ended March 31, 2009 was 0.8%.  As compared to the net income of $1.0 million for the quarterly period ended March 31, 2008 (2.1% of sales), our net income decreased by $1.3 million.  This decrease was a result of the changes described above.

The following table summarizes our historical operations as a percentage of net sales for the nine-month periods ended March 31, 2009 and 2007.

	Nine-month Periods Ended
(in thousands, except percentages)	March 31, 2009		March 31, 2008

Net sales	$124,127	100.0%	$136,369	100.0%
Cost of sales	94,723	76.3	98,115	71.9
Gross profit	29,404	23.7	38,254	28.1
Selling, general and administrative expenses	47,649	38.4	23,755	17.4
Operating income (loss)	(18,245)	(14.7)	14,499	10.6
Interest expense, net	10,232	8.2	13,583	10.0
Gain on senior secured notes purchase	(19,219)	(15.5)	(738)	(0.5)
Interest expense and other financing, net	(8,987)	(7.2)	12,845	9.4
Income (loss) before provision for income taxes	(9,258)	(7.5)	1,654	1.2
Provision for income taxes	6,310	5.1	193	0.1
Net income (loss)	(15,568)	(12.5)	1,461	1.1

Nine-month period ended March 31, 2009 compared to nine-month period ended March 31, 2008

Set forth below is a description of the results of operations derived from the financial statements for the nine-month period ended March 31, 2009, as compared to the financial statements for the nine-month period ended March 31, 2008.

Net sales.  Net sales for the nine-month period ended March 31, 2009 was $124.1 million.  As compared to net sales of $136.4 million for the nine-month period ended March 31, 2008, net sales decreased by approximately $12.2 million or 9.0%.  The decrease was primarily due to a decrease in gross sales of $12.9 million, related to a decrease in average revenue per unit (approximately 6%) and a decrease in volume (approximately 2%).  The decrease in gross sales was partially offset by a decrease in customer sales allowances of approximately $0.5 million.  The decrease in average revenue per unit was primarily attributed to off-price and private label sales per unit, partially offset by an increase in department store sales per unit.  The decrease in customer volume was attributed to a decrease in private label and department store sales, partially offset by an increase in off-price sales.

Gross profit.  Gross profit for the nine-month period ended March 31, 2009 was $29.4 million.  As a percentage of net sales, gross profit over this period was 23.7%.  As compared to the gross profit of $38.3 million for the nine-month period ended March 31, 2008 (28.1% of net sales), gross profit decreased by $8.9 million or 23.1%.  Gross profit as a percentage of net sales was unfavorably impacted by lower margins associated with off-price customer sales, partially offset by a decrease in inventory markdowns during the nine-month period ended March 31, 2009 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine-month period ended March 31, 2009 was $47.6 million.  As compared to selling, general and administrative expenses of $23.8 million for the nine-month period ended March 31, 2008, there was an increase of $23.9 million.  The primary contributor to the overall increase was an impairment charge of $23.4 million recorded during the quarterly period ended December 31, 2008 related to the decline in the fair value of the Rafaella trademark intangible asset.  Refer to the “Critical Accounting Policies and Estimates” section below for further discussion surrounding the impairment.  Other increases included compensation ($0.8 million), design research and development expenses ($0.5 million), provision for bad debt ($0.3 million), factoring costs ($0.3 million), rent ($0.3 million), and other expenses, none of which were individually significant.  The increase was offset by a decrease in marketing expenses ($1.3 million), warehouse and distribution costs ($0.5 million), professional fees ($0.3 million), and other expenses, none of which were individually significant.  The increase in compensation includes severance costs of approximately $1.1 million incurred during the quarterly period ended March 31, 2009.  As of March 31, 2009, $0.9 million of costs (inclusive of severance, benefits and outplacement services) remain unpaid and are accrued within the accrued expenses and other current liabilities line item of the Company’s condensed consolidated balance sheet.  The severance costs are primarily attributed to two former executive officers of the Company.

Operating income (loss).  Operating loss for the nine-month period ended March 31, 2009 was $18.2 million.  As compared to operating income of $14.5 million for the nine-month period ended March 31, 2008, operating income decreased by $32.7 million.  The decrease was due to the reduction of net sales, deteriation of gross profit and increase in selling, general and administrative expenses (primarily attributed to the Rafaella trademark impairment of $23.4 million), as described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the nine-month period ended March 31, 2009 was a net gain of $9.0 million.  As compared to interest expense of $12.8 million for the nine-month period ended March 31, 2008, interest and other financing decreased by $21.8 million.  The decrease was primarily attributed to pre-tax gains of approximately $17.6 million and $1.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off, in connection with our August 2008 and March 2009 open market purchases, respectively, during the nine-month period ended March 31, 2009.  The decrease was also attributed to the reduction in our senior secured notes outstanding period over period.  We purchased $6,000,000, $8,027,000, and $28,505,000 of our senior secured notes on the open market in January, June, and August 2008, respectively, and $2,000,000 of our senior secured notes on the open market in March 2009.  In addition, in November 2008 and 2007 we repurchased $598,000 and $221,000, respectively, of senior secured notes in connection with our excess cash flow offers.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $3.5 million compared with the prior period.  The decrease in interest expense was partially offset by a pre-tax gain of approximately $0.7 million in connection with the January 2008 senior secured notes open market purchase, which was recorded during the nine-month period ended March 31, 2008, and a decrease in interest income of $0.2 million compared with the prior period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Income taxes.  The Company’s effective income tax rate for the nine months ended March 31, 2009 and 2008 was approximately 68.2% and 11.7%, respectively.  The difference between the effective income tax rate and the Company’s estimated annual effective tax rate for fiscal 2009 (currently estimated at 29%) is due the Company’s August 2008 and March 2009 senior secured note open market purchases resulting in a pre-tax gain of $19.2 million and an income tax provision of $7.4 million, and an impairment charge of $23.4 million recognized on the Rafaella trademark which results in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.

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

The Company’s effective income tax rate for the nine months ended March 31, 2008 was substantially higher than its estimated annual effective tax rate for the year ending June 30, 2008 due to the inclusion of interest expense related to income tax benefits resulting from changes in the level of income from operations within different state and local tax jurisdictions ($318,000), more than offset by income tax expense resulting from the pre-tax gain from the Company’s January 2008 senior secured note open market purchase ($262,000) and the effect of the inclusion of interest expense related to uncertain tax positions within income tax expense ($249,000).

Net income (loss).  Net loss for the nine-month period ended March 31, 2009 was $15.6 million.  Net loss as a percentage of net sales for the nine-month period ended March 31, 2009 was 12.5%.  As compared to the net income of $1.5 million for the nine-month period ended March 31, 2008 (1.1% of sales), our net income decreased by $17.0 million.  This decrease was a result of the changes described above.

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

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables and (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, reduced by (iii) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At March 31, 2009, there were no loans and $4.8 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct debt advances plus letters of credit approximated $19.0 million as of March 31, 2009.

Borrowings under the Credit Facility bear variable interest at our option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities.  With the exception of the fiscal quarters ending on March 31, 2009 and June 30, 2009, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  As a result of the February 10, 2009 amendment, the Company is permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.  As of March 31, 2009, the Company was in compliance with each of the financial covenants.  The Company believes that it is probable that it will meet its future debt covenants over the next 12 months. However, if the Company’s operations continue to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

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

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due 2011.  These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.  Senior secured notes principal amount outstanding at March 31, 2009 and June 30, 2008 is $93,158,000 and $124,261,000, respectively.  At March 31, 2009 and June 30, 2008, the unamortized original issue discount is $2,137,000 and $3,648,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at March 31, 2009 and June 30, 2008.  At March 31, 2009 and June 30, 2008, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $13,042,000, and $73,159,000, respectively.  The senior secured notes are collateralized by a second priority lien on substantially all of the Company’s assets.

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

In March 2009, the Company purchased, at a discount, $2.0 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $1.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the quarter ending March 31, 2009.

In April 2009, the Company purchased, at a discount, $4.0 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, will be recorded to interest expense during the quarter ending June 30, 2009.

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

We believe that our financing arrangements provide us with sufficient financial flexibility to fund our operations and debt service requirements in the near term.  However, our revolving credit facility agreement with HSBC expires on June 10, 2010.  If we are unable to secure additional financing, our business and results of operations may be adversely affected.

We may from time to time seek to purchase our outstanding senior secured notes in open market purchases, privately negotiated transactions or otherwise.  These purchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors.  The amount of purchases of our senior secured notes may be material and may involve significant amounts of cash and/or financing availability.  Under the American Recovery and Reinvestment Act of 2009 (“the Act”), the Company will receive temporary relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral of CODI for debt purchased in 2009 or 2010, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of purchases, including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another.

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the nine month periods ended March 31, 2009 and 2008.

	Nine Month Periods Ended
(in thousands)	March 31, 2009	March 31, 2008
Net cash provided by (used in):
Operating activities	$(1,461)	$3,959
Investing activities	(1,008)	(814)
Financing activities	(10,010)	(5,025)
Net decrease in cash and cash equivalents	$(12,479)	$(1,880)

Operating activities.  Cash flows used in operating activities for the nine month period ended March 31, 2009 were $1.5 million.  Cash flows provided by operating activities for the nine month period ended March 31, 2008 were $4.0 million.  The decrease in cash flows provided by operating activities from 2008 to 2009 is primarily attributed to the decrease in our operating income (excluding non-cash items) and income taxes paid in connection with our August 2008 senior secured note open market purchase, offset by reductions in payments associated with interest, planned reductions in current season inventory purchases resulting from anticipated reductions in sales, as well as increased off-price inventory sales period over period.

Investing activities.  Net cash used in investing activities for the nine month periods ended March 31, 2009 and 2008 were $1.0 million and $0.8 million, respectively.  The use of cash during each period was attributed to capital expenditures.

Financing activities.  Net cash used in financing activities for the nine month periods ended March 31, 2009 and 2008 were  $10.0 million and $5.0 million, respectively.  The use of cash was primarily attributed to our senior secured note open market purchases (January and August 2008, March 2009) and our November 2008 and 2007 excess cash flow offers, as described above.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had outstanding letters of credit totaling $4.8 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond, and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).

We enter into employment and consulting agreements with certain of our employees from time to time.  These contracts typically provide for severance and other benefits.  Additionally, we have certain operating leases, which are disclosed in the consolidated annual financial statements.  The Company has no other off-balance sheet arrangements.

Due From Factor

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivable of the Company then held by GMAC were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  On February 5, 2009, as part of the termination of the GMAC arrangement, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.  The Letter of Credit expires on February 4, 2010, subject to extension under certain circumstances.

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

Impairment Testing of Trademark Intangible Assets.  We performed an impairment test of the Rafaella trademark during the quarter ended December 31, 2008 and determined that the trademark was impaired necessitating a charge of $23.4 million.  The impairment was performed due to the decreased sales and cash flows attributed to the Rafaella brand during the three month period ended December 31, 2008 and reductions to management forecasts resulting from the continuing adverse economic conditions and the current state of the US retail apparel environment.  The impairment charge of $23.4 million is reflected within selling, general and administrative expenses for the nine month period ended March 31, 2009.  There were no impairments or impairment indicators present and no impairment loss was recorded during the three and nine month periods ended March 31, 2008.

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

While we currently believe that the carrying value of the trademark of $10.0 million as of March 31, 2009 approximates its fair value and that the intangible asset will contribute indefinitely to the Company’s cash flows, materially different assumptions regarding future business performance could result in future impairment losses.

Recent Accounting Pronouncements

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Positions No. FAS 157-1 and No. FAS 157-2 which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for certain non financial assets and liabilities and removed certain leasing transactions from its scope.  The adoption of SFAS 157, effective July 1, 2008, did not have a material impact on the Company’s financial position and results of operations.  The Company is currently evaluating the potential impact that the non financial assets and liabilities portions of SFAS 157 will have on its financial statements.

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

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 7 to our condensed consolidated financial statements included elsewhere herein.  Loan borrowings and repayments under the revolving credit facility were $13.8 million and $13.8 million, respectively, during the nine months ended March 31, 2009.  At March 31, 2009, there were no loans outstanding under the revolving credit facility.

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

As of the period March 31, 2009 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Interim Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Furthermore, there have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim alleging that Nicole Miller’s subsequent termination of the License was improper.  Management has denied any liability and intends to vigorously defend against Nicole Miller’s claims and pursue its counterclaim.  As of March 31, 2009, management believes that it has a strong defense against the claims and does not believe a loss contingency is probable.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2009	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros

Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Lance D. Arneson

Lance D. Arneson
Vice-President of Finance, Principal
Accounting Officer and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)