Form 10-K
period 2009-06-30
RAFAELLA APPAREL GROUP,INC.
filed 2009-10-13
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒.

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of September 28, 2009, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

ANNUAL REPORT

JUNE 30, 2009

		PAGE

PART I

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	6
ITEM 1B.	UNRESOLVED STAFF COMMENTS	14
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	16
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	31
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	31
ITEM 9A(T).	CONTROLS & PROCEDURES	31
ITEM 9B.	OTHER INFORMATION	32

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	32
ITEM 11.	EXECUTIVE COMPENSATION	34
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	45
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	46
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	47

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	48
EXHIBIT INDEX		48
SIGNATURES		52
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		52

i

PART I

ITEM 1.                                                     BUSINESS

GENERAL

Rafaella Apparel Group, Inc. (the “Company”) acquired substantially all of the assets of Rafaella Sportswear, Inc. in an acquisition consummated on June 20, 2005.  The Company, formerly known as Rafaella Corporation, is a Delaware corporation that was formed on April 4, 2005.  Except as otherwise indicated, references to “we”, “us”, the Company and Rafaella Apparel Group, Inc., for periods prior to the acquisition, refer to our predecessor.

Our Company

We are an established wholesaler, designer, sourcer, marketer and distributer of a full line of women’s career and casual sportswear separates within the United States.  We have been in the women’s apparel business since 1982 and market our products primarily under the Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, knits, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic and fashion separates with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the manufacturing and production of our clothing line to factories primarily in Asia.  We sell our products directly to department, specialty and chain stores and off-price retailers.  We have over 350 customers, representing over 4,200 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

Our Industry

The retail women’s apparel industry is highly competitive, with many providers of similar types of clothing as are designed and marketed by us.  In addition, there is a growing trend toward consolidation in the industry, decreasing the number of retailers and the floor space available for our products.  Wholesalers of women’s apparel are subject to pricing pressures from both retailers and consumers, stemming from the increased competition for customers and economic cycles that impacts the spending of our consumers.

The women’s apparel industry in which we operate has historically been subject to cyclical variations, current general economic conditions, and perceived or anticipated future economic conditions.  The current economic environment, characterized by a dramatic decline in consumer discretionary spending, has materially and adversely affected the retail and wholesale apparel industry.  Discretionary purchases, such as women’s apparel, have been especially impacted in the current economic environment.

Products

Our lines consist of basic and fashion separates with updated features and colors.  We design our products to appeal to our target market of women aged 30 to 55 in the United States.  Our products are divided into three broad categories based on size:  Missy, Petite and Woman.  The Missy category comprises traditional sized clothing, whereas the Petite and Woman cater to smaller and larger framed women, respectively.  We also categorize our clothing lines as Career and Casual.  Career clothing consists of jackets, pants, skirts, shirts, blouses and sweaters designed to be worn primarily to work.  Casual clothing is designed to be worn primarily as weekend wear and consists of pants, skirts, knits, jackets, shirts and sweaters principally made of cotton based fabrics.  Recent fashion trends have led to a blurring of the distinctions between these categories, with women wearing Casual separates to work and Career separates for functions outside work.

Our products are priced to retail at the entry level in the “better” sportswear departments of our retail customers.  Our pants, skirts, blouses and sweaters typically retail for $30 to $50 per item, knits for $15 to $40 per item and jackets for $45 to $90 per item.  We believe that our products are of an equal or higher quality than those of our competition.

Seasonality

We present seasonal “lines” each year corresponding to the retail selling seasons, Spring, Summer, Fall and Holiday.  Each line consists of complementary styles of pants, sweaters, blouses, knits, jackets and skirts, which are sold as individual items, but which may be coordinated into complete outfits.  Each style in our lines comes in a variety of colors and/or patterns.  Fabrics include cotton and cotton blends, synthetics and synthetic blends, silk and silk blends, wool and wool blends and linen, depending upon the season and clothing style.  Our lines are marketed principally under the Rafaella brand and private label brands of our customers.

Design

Our design team, operating out of our headquarters in New York, is responsible for the development of new products and our seasonal lines according to our merchandising calendar.  The team includes a creative director along with staff designers and assistant designers, with computer aided design capabilities, in addition to a color and print specialist.  Each member of the team has responsibility for certain products, creating several groupings for a given season.

The design staff interprets emerging trends in fashion from European travel and trend services, and receives market feedback from our management and sales force, in order to stay abreast of new design concepts.  This information is used to develop preliminary expectations for the composition and silhouettes of the next line.  With this guidance, the design team develops initial sketches and design prototype garments reflecting line concepts and style ideas.  From these concepts, certain styles are selected for further development and the design team, in conjunction with management, begins to select colors and fabrics for the line.  Fabric samples are ordered in each pattern and color.  Using the sample fabrics, more refined prototype garments are made by our manufacturers.  These refined samples are used for display in the showroom during the applicable market week.  The line is further refined based on customer feedback during the market week.

Product Sourcing and Distribution

We contract for the manufacture of our products exclusively with third-party manufacturers and do not own or operate any manufacturing facilities.  During fiscal 2009, our merchandise purchases were primarily sourced from Asian manufacturers.  In the future, we may source from other economically feasible regions of the world.  Outsourcing our products allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and costs associated with managing a larger production force.  Over 99% of our goods were manufactured by 18 Asian manufacturers.

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

From 1997 through the end of October 2008, we worked with the same principal buying agent based in Hong Kong for the majority of our product sourcing.  Historically, this agent served as a non-exclusive buying agent for manufactured goods in Asia, principally China, Hong Kong and Vietnam.  This agent also identified and qualified contract manufacturers, administered and coordinated production, and managed the quality control process for production administered and coordinated by this agent as well as when we utilized certain other agents in Asia.  Compensation to our agent was based on a percentage of the full cost of the finished garment before shipping costs and customs duties.  During fiscal 2008, we decided to cease our relationship with this Hong Kong agent, effective October 31, 2008, and we established a subsidiary in Hong Kong to perform these activities in-house beginning in November 2008.

We source fabric for many of our manufacturers.  Due to our large annual purchases of our higher volume fabrics, we have been able to negotiate favorable pricing with our fabric suppliers.  We negotiate directly with our suppliers for the purchase of required fabrics, which are purchased either directly by us or by our manufacturers under our directions.

We have a comprehensive quality control program that begins overseas to ensure that raw materials and finished goods meet our specifications for design, fit and quality.  Fabric purchases are inspected upon receipt at the manufacturers’ facilities, and prior to commencement of production.  Inspections are handled by representatives of our Hong Kong office as well as our manufacturers’ staffs.  Quality control inspectors also inspect finished goods before shipment to the United States, as well as once they reach our warehouse and distribution facilities located in Bayonne, New Jersey and any third party distribution facilities that we utilize.  Management believes that our low return rate on defective merchandise is largely due to our rigorous quality control processes.

We utilize a centralized distribution system, under which most merchandise is received, processed and distributed through our Bayonne, New Jersey facility.  From these facilities, merchandise is inspected, packed and shipped to our customers via common carriers.  To facilitate the distribution process and control warehouse costs, all of our products, other than those ordered to support our replenishment and private label programs, are packaged into pre-established packages, or pre-packs, prior to being shipped to our Bayonne facilities.  Each pre-pack contains six, eight or ten garments, in a single style and color, and in a preset range of sizes.  We offer pre-pack size ranges in Missy, Petite and Woman.  Management believes the use of pre-packs helps minimize our distribution costs and reduce shipping errors and reduces our risk of unsold inventory in an undesirable assortment of sizes that may be difficult to sell at acceptable gross profit margins.

Many of our customers have developed their own extensive individual policies and procedures regarding virtually all aspects of shipping and product packaging and presentation, including, among others, standards for hangers, shipping boxes, labels, shipping procedures, barcoding and hangtags.  Before we ship orders to our customers, we confirm that the products and procedures being followed comply with the relevant standards in order to avoid the financial penalties imposed by the customer for non-compliance with their policies and procedures.  We use a system, which was developed to ensure compliance, which includes automation of certain components, such as the submission of advance shipping notices to our customers scheduled for several hours in advance of each customer’s deadline for such notices.  In addition, we monitor each customer’s policies and procedures guidelines, review customer manuals on a regular basis, and modify our systems accordingly.

Sales, Marketing and Advertising

We maintain a direct sales force that operates out of our New York showroom.  Our direct sales force is compensated exclusively on a salaried basis with a discretionary annual performance bonus.  This in-house sales force, together with management, accounted for approximately 98% of our fiscal 2009 sales.  We also have independent, non-exclusive sales representatives operating in various regions of the United States who are compensated exclusively on a commission basis.  These sales representatives accounted for approximately 2% of our fiscal 2009 sales.

We introduce our products to existing and prospective customers during market weeks, which occur four to six months ahead of the corresponding retail selling seasons.  During market weeks, customers visit our showroom to view our Casual and Career line of separates for the applicable retail season.  During and shortly following market weeks, many of our customers provide us with non-binding indications as to their initial orders for that season.  Historically, a very high percentage of these indications have translated into actual orders and sales.  As a result, we are able to gather information that enables us to refine our production plans to better meet the anticipated demand on a cost-effective basis.

To date, we have not incurred significant media based advertising costs.  We raise awareness of the Rafaella brand through a focused, cost effective on-line approach utilizing social networking, blogging, e-mail blasts and interactive community forums.  We maximize media coverage in major publications such as Oprah, In Style, WWD and Lucky magazine.

Customers

Our principal customers are department and specialty stores.  The department and specialty stores channel represented approximately 62% of our total net sales in fiscal 2009 and the other approximately 38% of our total net sales in fiscal 2009 were to off-price retailers and private label customers.  While certain of our customers consist of separate department and specialty store chains or off-price retailers with common ownership, these customers have separate purchasing departments and are therefore viewed by us as separate customers.  Divisions of Macy’s, Belk, and Kohl’s, our three largest customers (when viewed on a common ownership basis), accounted for 28%, 20% and 12%, respectively, of our total net sales in fiscal 2009.

We believe we have strong relationships with our customers.  We have over 350 customers, representing over 4,200 individual retail store locations.  Our top ten customers (when viewed on common ownership basis) accounted for approximately 96% of net sales for fiscal 2009.  It has been our experience that many major retailers are continuing to consolidate their women’s apparel suppliers by purchasing from a select group of established brand name vendors, such as our company.  We are continuing to seek new relationships and expand our presence to new points of sale.

Backlog

As of September 25, 2009 and September 26, 2008, we had unfilled customer orders of approximately $36.2 million and $55.1 million of merchandise, respectively.  The amount of unfilled customer orders at a particular time is affected by a number of factors, including product mix, the timing of receipt and processing of customer orders and the product manufacturing and shipping schedule, which is dependent to a certain extent on customer demand.  Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Working Capital

Historically, our sales and operating results fluctuate by quarter, with the greatest sales typically occurring in our first and third quarters of the fiscal year.  It is in these quarters that our Fall and Spring product lines, which traditionally have had the highest volume of net sales, are shipped to customers. As a result, we experience significant variability in our quarterly results and working capital requirements. Moreover, delays in shipping can cause revenues to be recognized in a later quarter, resulting in further variability in such quarterly results.

Working capital requirements vary throughout the year.  Working capital typically increases during the first and third quarters of the fiscal year as inventory builds to support peak shipping/selling periods and, accordingly, typically decreases during the second and fourth quarters of the fiscal year as inventory is delivered/sold.  Cash provided by operating activities is typically higher in the second and fourth quarters of the fiscal year due to the reduced working capital requirements during that period.

Competition

The United States retail apparel industry is highly competitive and fragmented.  Our competitors include numerous apparel designers, manufacturers, importers, licensors and our own customers’ private label programs, many of which are larger and have greater financial and marketing resources than are available to us.  We believe that the principal competitive factors in the industry are:

•                  consistent fit;

•                  product quality;

•                  styling;

•                  price;

•                  brand name and brand identity; and

•                  reliability of deliveries.

We strive to focus on these points and respond quickly to customer demand with our range of products and our ability to operate within the industry’s production and delivery constraints.  Based on customer feedback, we believe that our continued dedication to customer service, product assortment and consistency, quality control and pricing enable us to compete effectively.  We believe that our established brand and relationships with retailers have resulted in a loyal following of customers and consumers.

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

Our customers can elect to use EDI to trade and process orders with us on a simplified and expedited basis.  We use EDI with certain customers to provide advance-shipping notices, process orders and conduct billing operations.  In addition, certain other customers use EDI to communicate to us their weekly inventory requirements on a store-by-store basis.  As of June 30, 2009, we had 13 customers that use EDI to communicate with us.  In fiscal 2009, total sales to these customers were approximately 84% of our overall total sales.

Imports, Import Restrictions and Other Government Regulations

Imports and Import Restrictions

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation, and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailing subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  In addition, bills have been introduced in Congress which would hold China and other countries accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions could have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Other Government Regulation

We are subject to federal, state and local laws and regulations regarding our business.  These include the Consumer Product Safety Improvement Act, the Textile Fiber Product Identification Act, the Flammable Fabric Act and the rules and regulations of the Federal Trade Commission and the Consumer Product Safety Commission, or the CPSC, as well as similar laws and regulations under state requirements.  Under the Flammable Fabrics Act, we have elected to file a continuing guaranty with the CPSC and, in connection with this continuing guaranty, we are required to maintain written records that show that the guaranty is based on test results which demonstrate conformance with reasonable and representative tests prescribed by the CPSC.  We believe that we are in compliance in all material respects with all applicable governmental regulations.

Employees

As of June 30, 2009, we had approximately 153 employees, of whom approximately 46 were employed in New York, approximately 75 were employed in New Jersey, and approximately 32 were employed in Hong Kong.  We are not a party to any labor agreements and none of our employees are represented by a union.  We consider our relationship with our employees to be satisfactory and have not experienced any interruption of our operations due to labor disputes with our employees.

ITEM 1A.               RISK FACTORS

Risks Related to Our Indebtedness

Our substantial debt could adversely affect our financial health.

We have a substantial amount of debt.  As of June 30, 2009, we had approximately $84.7 million (based upon accreted value at maturity) of senior secured notes outstanding, excluding interest accrued thereon and $10.1 million of letters of credit outstanding under our senior secured revolving credit facility agreement with HSBC Bank USA, National Association (“HSBC”), as amended (the “Credit Facility”), and the ability to utilize $3.4 million of availability under the Credit Facility for letters of credit and loans, subject to compliance with our financial and other covenants and the terms set forth therein.  Our substantial debt could have important consequences to holders of our senior secured notes.  For example, it could:

•                  make us vulnerable to general adverse economic and industry conditions;

•                  limit our ability to refinance or extend the Credit Facility beyond the current maturity date, increase the cost of a refinancing or extension of the Credit Facility or limit our ability to obtain additional financing for future working capital, capital expenditures, product development, strategic acquisitions and other general corporate requirements;

•                  expose us to interest rate fluctuations because the interest on the debt under the Credit Facility is at variable rates;

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

To service our debt, we require a significant amount of cash.  Our ability to generate cash, make required payments or to refinance our obligations depends on our successful financial and operating performance.  We cannot assure you that our operating and financial performance, cash flow and capital resources will be sufficient for payment of our debt in the future.  Our financial and operating performance, cash flow and capital resources performance depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control.  These factors include, among others:

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

If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capacity expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt.  In the event that we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, there can be no assurances as to the terms of any such transaction or how soon any such transaction could be completed, if at all.

The terms of our indebtedness impose significant operating and financial restrictions on us, which may prevent us from pursuing certain business opportunities and taking certain actions.

The Credit Facility and the indenture governing the notes impose significant operating and financial restrictions on us.  These restrictions limit or prohibit, among other things, our ability to:

•                  declare dividends or redeem or repurchase capital stock;

•                  prepay, redeem or repurchase debt (including the senior secured notes);

•                  incur liens;

•                  make loans and investments;

•                  guarantee or incur additional debt;

•                  amend or otherwise alter terms of debt (including the senior secured notes);

•                  engage in mergers, acquisitions and other business combinations;

•                  sell assets;

•                  make capital expenditures;

•                  transact with affiliates; and

•                  alter the business we conduct.

In addition, the Credit Facility also includes the following financial covenants:

•                  a minimum working capital requirement;

•                  a minimum rolling quarterly period net-income (as defined) requirement; and

•                  a cash collateral requirement.

Certain of these financial covenants become more restrictive over time.

A breach of any of these covenants or our inability to comply with the financial covenants could result in a default under the Credit Facility, which in turn could trigger a default under our senior secured notes.  If any default occurs under the indenture, the holders of the senior secured notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  If the debt under the Credit Facility and/or the senior secured notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full any indebtedness under the Credit Facility and the senior secured notes.

Our ability to access the credit and capital markets may be adversely affected by factors beyond our control, including turmoil in the financial services industry, volatility in financial markets and general economic downturns.

We rely upon access to the credit markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. The Credit Facility expires on December 15, 2010 and our senior secured notes mature on June 15, 2011. Market disruptions such as those currently being experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, unprecedented volatility in the markets where our outstanding indebtedness trades, and general economic downturns. Management currently does not believe that we will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value. If we are unable to access credit at competitive rates, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. Additionally, if current credit and capital market conditions continue, it could have a material adverse effect on our ability to refinance all or any portion of our existing debt, and we may be unable to refinance our existing debt on terms acceptable to us, if at all.

Risks Related to Our Business and Industry

Slowdowns in general economic activity have detrimentally impacted our customers and have had an adverse effect on our sales and profitability.

Our business is sensitive to the business cycle of the national economy. Deterioration in general economic conditions adversely affect demand for our products, and cause sales of our products to decrease. Many of our customers, particularly department and specialty stores, have cancelled or scaled back purchases of products such as ours as a result of the dramatic decline in consumer discretionary spending and strategic initiatives by our customers to reduce (carry less) on-hand inventory in stores.  This reduced customer demand has adversely affected our results of operations and may continue to do so.  Further deterioration in economic conditions, along with decreasing levels of spending by our customers, will continue to adversely affect our revenues and profits through reduced purchases of our products. In such circumstances, we may reduce prices on certain items, which would further adversely affect our profitability.

In addition, there could be a number of other effects from the ongoing economic downturn. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures. We grant credit to our customers in the normal course of business which subjects us to potential credit risk. Financial difficulties of our customers could adversely impact our results of operations. Finally, other counterparty failures, including banks and counterparties to other contractual arrangements, could negatively impact our business.

Our business could be negatively impacted by significant changes in the financial condition, or bankruptcy, of our customers.

A number of apparel retailers have experienced significant changes and financial difficulties over the past several years, including consolidation of ownership, increased centralization of buying decisions, the loss of customers to online retailers, difficulties in implementing online retailing, restructurings, bankruptcies and liquidations.  Consistent with industry practices, we sell products primarily on open account after completing an appropriate credit review of the customer.  A significant adverse change in a customer or its financial position or a customer’s bankruptcy filing or liquidation could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer’s receivables, or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our business, financial condition and results of operations by causing a significant decline in revenues attributable to such customers, particularly if our third-party factor is unwilling to assume the credit risk on receivables from such customers or limits the amount of credit risk it is willing to take from such customers.

The concentration of our customers could adversely affect our business if a major customer decreases its business with us.

In fiscal 2009, our department and specialty stores channel accounted for approximately 62% of our total net sales.  The other approximately 38% of our total net sales in fiscal 2009 were to off-price retailers and private label customers.

While certain of our customers consist of separate department and specialty store chains or off-price retailers with common ownership, these customers have separate purchasing departments and are therefore viewed by us as separate customers.  Divisions of Macy’s, Belk, and Kohl’s, our three largest customers (when viewed on a common ownership basis), accounted for 28%, 20% and 12%, respectively, of our total net sales in fiscal 2009.

A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties, change of ownership, change of management or otherwise, to decrease significantly the amount of merchandise purchased from us, to increase the use of their own private label brands for which we are not the manufacturer or sourcer, or to change its manner of doing business with us, could substantially reduce our revenues and materially adversely affect our operations and our ability to generate profits.

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

The United States apparel industry is highly fragmented and includes a number of very large companies, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than we do.  The competitive responses encountered from these larger, more established apparel companies may be more aggressive and comprehensive than we anticipate and we may not be able to compete effectively.  Additionally, in response to the continued consolidation of our customers, our competitors may consolidate as well in order to increase their ability to service customers.  The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, which may materially adversely affect our sales and financial condition.

Continued consolidation among our customers may harm our business.

There has been, and continues to be, consolidation activity in the U.S. retail women’s apparel industry.  With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing.  It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves; or instead of using the Company as their manufacturer or sourcer for their own private label brands, turn to a competitor or directly manufacture or source such items.

There is also the possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors.  Consolidation may also result in store closures which could adversely impact our sales.

In addition, as a result of consolidation, we may face greater pressure from these larger customers to provide more favorable price and trade terms, to comply with increasingly more stringent vendor operating procedures and policies and to alter our products or product mix to provide different items such as exclusive merchandise, private label products or more upscale goods.  If we are unable to provide more favorable terms or to develop satisfactory products, programs or systems to comply with any new product requirements, operating procedures or policies, this could adversely affect our operating results.

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

Our profitability may decline as a result of increasing pressure on margins given that a portion of our operating expenses are fixed.

The apparel industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer spending patterns.  These factors may cause us to reduce our sales prices and increase the magnitude and frequency of our markdown allowances to our customers, which could cause our gross margin to decline if we are unable to appropriately manage inventory levels and/or otherwise offset price reductions with comparable reductions in our operating costs.  If our sales prices decline and we fail to sufficiently reduce our variable product costs or operating expenses, our profitability will decline.  This could have a material adverse effect on our results of operations, liquidity and financial condition.

Our business will suffer if we fail to continually anticipate customer tastes.

Customer tastes change rapidly.  We may not be able to anticipate, gauge or respond to these changes in a timely manner.  If we misjudge the market for our products or product groups or if we fail to identify and respond appropriately to changing consumer demands, we may be faced with a significant amount of unsold finished goods inventory, which could materially adversely affect our expected operating results and financial condition and decrease our sales and gross margins.

The United States apparel industry has relatively long lead times for the design and production of products.  Consequently, we must commit in some cases to production in advance of orders based on forecasts of consumer demand.  If we fail to forecast consumer demand accurately, we may underproduce or overproduce a product and encounter difficulty in filling customer orders or in liquidating excess inventory.  Additionally, if we overproduce a product based on an aggressive forecast of consumer demand, retailers may not be able to sell the product in amounts and at prices they deem acceptable and may expect sales allowances and cancel future orders.  These outcomes could have a material adverse effect on our sales, brand image and financial condition seriously affecting our operating results.

We need significant working capital to fund our operations, a substantial portion of which is financed, and our inability to continue to finance such working capital could affect our marketing and sales efforts because our ability to purchase inventory would be curtailed.

We need significant working capital to purchase inventory and are often required to post letters of credit when placing an order with one of our third-party manufacturers or fabric suppliers.  We expect to meet our working capital needs primarily through our operating cash flow but we may also utilize the Credit Facility, pursuant to which we have been able to obtain a line of credit and letters of credit.  If we are unable to meet the covenants in the Credit Facility and, as a result, are unable to borrow under the facility, or to have letters of credit issued on our behalf, or we are unable to extend or renew or refinance such facility on terms satisfactory to us, our ability to purchase inventory would be curtailed or eliminated, which would significantly affect our marketing and sales efforts, thus significantly harming our business.

Our revenues and operating results are sensitive to consumer confidence and spending patterns.

The United States apparel industry has historically been subject to cyclical variations, recessions in the general economy or uncertainties regarding future economic prospects that affect consumer spending habits which could negatively impact our business overall and specifically our sales, gross margins and profitability.  The success of our operations depends on consumer spending.  Consumer spending is impacted by a number of factors, including actual and perceived economic conditions affecting disposable consumer income (such as unemployment, wages and salaries), business conditions, interest rates, availability of credit and tax rates in the general economy and in the international, regional and local markets where our products are sold.  Any significant deterioration in general economic conditions, actual or perceived, or increases in interest rates could reduce the level of consumer spending and inhibit consumers’ use of credit.  In addition, war, terrorist activity or the threat of either may adversely affect consumer spending, and thereby have a material adverse effect on our financial condition and results of operations.

Fluctuations in the price, availability and quality of fabrics could cause production delays and increase costs.

Fluctuations in the price, availability and quality of the fabrics or other raw materials used in our manufactured apparel could have a material adverse effect on our cost of sales or our ability to meet customer demands.  The prices for these fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton.  The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns and changes in oil prices.  We may not be able to pass all or any portion of the higher raw materials prices and related transportation costs on to our customers.

Because we sell our products on a purchase order basis and rely on estimated forecasts of our customers’ needs, inaccurate forecasts could adversely affect our business.

We sell our products pursuant to individual purchase orders instead of long-term purchase commitments.  We typically do not enter into long-term contracts with customers.  Therefore, we rely on estimated demand forecasts, based upon formal and informal input from our customers and non-binding indications of our customers’ initial orders given during and shortly following market weeks, to determine how much material to purchase and product to manufacture.  Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us.  In addition, we cannot provide assurance as to the quantities or timing required by our customers for our products. Whether in response to changes affecting the industry or a customer’s specific business pressures, any cancellation, delay or other modification in our customers’ orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue.  In addition, if our forecasts are incorrect, we may have excess unsold inventory, which we may have to sell at a discount or may not be able to sell at all.

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

For fiscal 2009, all of our products were manufactured outside the United States, including a significant portion from China, Vietnam and Indonesia.  As a result of the magnitude of our foreign sourcing and manufacturing, our business may be subject to risks, including the following:

•                  uncertainty caused by the elimination of import quotas and the possible imposition of additional quotas or antidumping or countervailing duties or other retaliatory or punitive trade measures;

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

•                  disease, epidemics and health-related concerns, such as swine flu, SARS or the mad cow or hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny and embargoing of goods produced in infected areas; and

•                  violations by foreign contractors of labor and wage standards and resulting adverse publicity.

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

Our international operations and the operations of many of our manufacturers are subject to additional risks that are beyond our control and that could harm our business.

Due to our operations and our manufacturing relationships abroad, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act which prohibits giving anything of value intended to influence the awarding of government contracts. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business.

We cannot predict how import restrictions will impact our business.

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  In addition, bills have been introduced in Congress which would hold China and other countries accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various interests have proposed extending an expired monitoring program covering textile imports from Vietnam and expanding it to cover imports from China. Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us.  The now expired quota agreement remained in effect with respect to goods exported from China through December 31, 2008.  The bilateral agreement eliminated some of the uncertainty inherent in unilateral safeguard actions.

On September 11, 2009, acting under the authority of the China product safeguard provision (section 421 of the Trade Act of 1974, as amended), the U.S. President proclaimed that certain passenger vehicle and light truck tires from China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products.  The determination further provided for the imposition of additional import duties on such products, for a period of three years, as a remedy.  It is possible that U.S. domestic textile and apparel interests may petition for similar relief in the form of additional import duties or other measures such as quotas.  We cannot predict whether such action would be sought or approved.

In addition, various economic factors, including, but not limited to, the exchange rate between the U.S. and Chinese currencies, and increased cost for raw materials, labor and transportation, could materially impact the availability or cost at which we could import our products.

New and proposed reporting requirements to be made at or prior to the time of entry may also impact the speed and efficiency at which our goods may enter into the U.S. market.  These include, among others, the new “10 + 2” security filing.  Increased time lags for the release of imported product may also be the case with respect to ongoing governmental initiatives in the areas of supply chain security and product safety.

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

Our success depends in part on the efforts of our management team.

Competition for qualified personnel in the United States apparel industry is intense and we compete for these individuals with other companies having greater financial and other resources.  Our continued success will depend, in significant part, upon the continued services of our existing senior management team and on our continued ability to attract, retain and motivate qualified management, administrative and sales personnel to support our existing operations and our continued growth.  The loss of the services of our executive officers could adversely affect our future operating results, which depend to a substantial degree on their experience and knowledge of our business and their customer and vendor relationships.  We may not be able to replace any of our executive officers with sufficiently experienced and qualified personnel.  The temporary or permanent loss of the services of any member of our senior management team, or our inability to attract and retain other qualified personnel could have a material adverse effect on our business, results of operations and financial condition.

We rely significantly on a few key shippers to distribute our products to our customers and any service disruption could have an adverse effect on our sales.

Our ability to both maintain our existing customer base and to attract new customers is highly dependent on our ability to deliver products and fulfill orders in a timely and cost-effective manner. To ensure timely delivery of our products to our customers, we rely significantly on a few key shippers to ship the vast majority of our products to our customers. These shippers may not continue to ship our product at its current pricing or its current terms. If there is any disruption in our shippers’ ability to deliver our products, including a disruption caused by a strike by our shippers’ employees, we may lose customers and our sales will be adversely affected. Further, should these shippers decide to terminate their contracts with us, we may not be able to find an adequate replacement within a reasonable period of time and at a reasonable cost to us. To the extent that our current shippers increase their prices, we are unable to find a replacement or are required to hire a replacement at additional cost, our financial performance could be materially adversely affected.

Disruption in our distribution center could adversely affect our results of operations.

We maintain one central distribution center.  A serious disruption to our distribution center or to the flow of goods in or out of our center due to fire, earthquake, act of terrorism or any other cause could damage a significant portion of our inventory and could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace our distribution center. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

If our distribution facility was to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.

None of our employees are party to collective bargaining agreements. If employees at our distribution center were to unionize, we would incur increased risk of work stoppages and possibly higher labor costs.  If organization efforts at our facility are successful, it could have an adverse effect on our relationships with employees, labor costs and financial performance.

We may be adversely affected by our predecessor’s limited historical books and records and lack of formalized internal controls.

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

We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002.  These requirements increase our costs and may place a strain on our resources.  The Sarbanes-Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting, although an attestation report of our registered public accounting firm on the operating effectiveness of such internal control is temporarily not required.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required as we may need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements.

In addition, the effort to prepare for these requirements and maintain effective internal controls may divert management’s attention from other business concerns, which could adversely affect our business, financial condition and results of operations.  In addition, we may need to hire additional accounting and financial staff and might not be able to do so in a timely fashion.  We are working to identify those areas in which changes should be made to our financial and management control systems to manage our growth and to ensure compliance with the requirements of the Exchange Act and the Sarbanes-Oxley Act, and to make such changes.  The costs associated therewith could be significant.

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

We maintain our headquarters in a 30,000 square foot office facility at 1411 Broadway in New York, New York.  The headquarters houses our design studio and sales showroom, in addition to our sourcing, finance and administrative functions.  Our warehouse and distribution facilities occupy approximately 182,000 square feet in Bayonne, New Jersey.  Our product sourcing and production facilities occupy approximately 6,000 square feet in Kowloon Bay, Kowloon (Hong Kong).  The facilities are leased at market rents. The New York office lease expires in January 2013.  The New Jersey leases expire in December 2010 and January 2011. The Hong Kong lease expires in November 2011.  In addition, we lease third-party storage and distribution facilities on a month-to-month basis and pay a fee per item shipped by the third party on our behalf. We own no real property or facilities.

ITEM 3.                                                LEGAL PROCEEDINGS

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller seeks $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper.  While management has denied any liability and intends to vigorously defend against Nicole Miller’s claims and pursue its counterclaim, at the present time, management believes that a loss is considered probable.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, when a loss is considered probable and the loss amount can be reasonably estimated within a range, the Company records the minimum estimated liability related to the matter if there is no best estimate within the range.  As of June 30, 2009, the Company has accrued $0.2 million corresponding to the low end of the range related to the potential loss.

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

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for the common stock of the Company.  All the outstanding common stock of the Company, consisting of 2,500,000 shares, is owned by RSW 2005, Inc.  RA Cerberus Acquisition, LLC, controlled by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), owns 100% of the Company’s convertible preferred stock, which is convertible at its option into common stock equal to 69.6% of the Company’s outstanding fully-diluted common stock.

No dividends have been declared on our common stock during the two most recent fiscal years or since June 30, 2009.  We do not intend to pay dividends on our common stock in the foreseeable future.  Payment of dividends is within the discretion of the Company’s board of directors and depends on various factors, including our net income, financial condition, cash requirements and other factors deemed relevant by our board of directors.  The amounts available to pay dividends are limited by the terms of the

Financing Agreement, dated June 20, 2005, between the Company and HSBC Bank USA, National Association (“HSBC”) and the indenture governing our 11 ¼% Senior Secured Notes due 2011.  We must also obtain the affirmative vote or written consent of the holders of a majority of the then outstanding shares of Series A Preferred Stock in order (i) to make (or permit any subsidiary to make) any declaration, payment or setting aside for payment of any dividend or other distribution of any sort in respect of any of our capital stock other than the Series A Preferred Stock or (ii) to repurchase, redeem or acquire any outstanding stock of the Corporation other than the Series A Preferred Stock.

Subsequent to June 30, 2009, 187,500 options to purchase shares of common stock of the Company were forfeited in connection with the departure of a former executive officer of the Company.

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

The summary selected historical financial data presented below is for our predecessor for period from July 1, 2004 through June 19, 2005 and, for us, for the period from June 20, 2005 through June 30, 2005 and the fiscal years ended June 30, 2009, 2008, 2007 and 2006.  This table should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report.

RAFAELLA APPAREL GROUP, INC.

	Predecessor(1)	Successor (1)
	Period from July 1, 2004 through June 19,	Period from June 20, 2005 through June 30,	Fiscal Year Ended June 30,
	2005	2005	2006	2007	2008	2009
	(Dollars in thousands)
Income Statement Data:
Net sales	$225,558	$4,215	$222,187	$191,284	$177,990	$147,965
Cost of sales	138,883	3,074	148,555	127,170	129,086	113,037
Gross profit	86,675	1,141	73,632	64,114	48,904	34,928
Selling, general and administrative expenses (3)	17,509	971	29,938	30,951	67,017	56,039
Operating income (loss)	69,166	170	43,694	33,163	(18,113)	(21,111)
Other expense (income):
Interest Expense, net	1,079	664	22,631	23,884	17,964	13,232
Gain on senior secured note purchases	—	—	—	—	(3,124)	(25,632)
Other	(47)	—	—	—	—	—
Total other expense (income)	1,032	664	22,631	23,884	14,840	(12,400)
Income (loss) before provision for (benefit from) income taxes	68,134	(494)	21,063	9,279	(32,953)	(8,711)
Provision for (benefit from) income taxes (2)	2,249	(212)	8,463	2,999	(8,199)	6,726
Net income (loss)	65,885	(282)	12,600	6,280	(24,754)	(15,437)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$52	$27,273	$11,390	$17,131	$17,698
Accounts receivable	—	23,180	22,510	20,785	15,286	11,550
Inventories	—	52,120	47,054	44,375	33,249	12,334
Total assets	—	213,954	223,195	193,804	148,848	87,479
Current portion of senior secured notes	—	—	17,265	234	865	—
Senior secured notes	—	163,439	147,157	133,144	119,748	82,992
Total liabilities	—	200,233	196,874	160,962	141,118	95,162
Redeemable convertible preferred stock	—	40,110	44,110	48,110	52,110	56,110
Total stockholders’ equity (deficit)	—	(26,389)	(17,789)	(15,268)	(44,380)	(63,793)
Other Financial Data:
Net cash flows provided by (used in):
Operating activities	$51,201	$7,739	$36,765	$16,743	$16,872	$13,252
Investing activities	(5)	(175,045)	(283)	(214)	(966)	(1,083)
Financing activities	(49,366)	167,358	(9,261)	(32,412)	(10,165)	(11,602)
Depreciation and amortization	125	71	5,453	4,985	4,504	4,671
Capital expenditures	5	—	95	214	966	1,083

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

(3)        The Company recorded impairment charges of $25.8 million and $34.5 million during the years ended June 30, 2009 and 2008, respectively, related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  The impairment charges are reflected within selling, general and administrative expenses.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our results of operations and financial condition.  This discussion should be read in conjunction with our audited consolidated financial statements and notes included elsewhere in this Annual Report.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that are forward-looking and as such are not historical facts. Rather, these statements constitute projections, forecasts or forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. Forward-looking statements include information concerning the Company’s liquidity and possible or assumed future results of operations, including descriptions of the Company’s business strategies. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “seek,” “will,” “may” or similar expressions. These statements are based on certain assumptions that the Company has made in light of its experience in the industry as well as its perceptions of the historical trends, current conditions, expected future developments and other factors the Company believes are appropriate under these circumstances.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

As you read this Annual Report, you should understand that these statements are no guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report, could affect the Company’s actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include, but are not limited to:

•                  the continued weakening national economy in general and the consumer retail markets in particular;

•                  the financial condition of our customers and continued consolidation among our customers in the retail industry;

•                  our ability to retain major customers at current or historical levels;

•                  competition and pricing pressures in apparel industry;

•                  our continued ability to anticipate customer and consumer tastes;

•                  ability to accurately forecast customer demand;

•                  fluctuations in the price, availability and quality of fabrics;

•                  our ability to comply with the vendor operating policies and procedures of our customers;

•                  our liquidity and the availability and cost of additional or continued sources of financing;

•                  our ability to generate sufficient cash flow to service our existing debt service obligations;

•                  our ability to satisfy financial and other covenants of the Credit Facility and senior secured notes indenture;

•                  our dependence upon third party sourcing and manufacturing in foreign countries;

•                  changes in export regulations of foreign companies and changes in U.S. import rules and regulations;

•                  protection of our brand and trademarks; and

•                  our ability to retain our senior management and attract and retain qualified and experienced employees.

COMPANY OVERVIEW

We are an established wholesaler, designer, sourcer, marketer and distributer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under the Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, knits, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic and fashion separates with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the manufacturing and production of our clothing line to factories primarily in Asia.  We sell our products directly to department, specialty and chain stores and off-price retailers.  We have over 350 customers, representing over 4,200 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

Critical Trends; Performance Drivers

Primary Revenue Variables

Our revenues are impacted by the following factors:

•                  national and regional economic conditions;

•                  overall levels of consumer spending for apparel;

•                  demand by retailers for our brand and products;

•                  pricing pressures due to competitive market conditions and buying power of retailers;

•                  the accuracy of our forecast of demand for our products;

•                  the performance of our products within the prevailing retail environment;

•                  actions of our competitors;

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

•                  fluctuations in duties, taxes and other charges on imports;

•                  pricing pressures due to competition for manufacturing sources;

•                  reductions in the value of our unsold inventories;

•                  fluctuations in energy prices which impact manufacturing costs and inbound transportation costs; and

•                  international economic and political conditions.

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

•                  costs associated with legal and accounting professional fees;

•                  changes in PR and marketing expenses;

•                  changes in factoring costs and provisions for customer bad debts;

•                  costs associated with enhancing and maintaining an adequate system of internal controls; and

•                  costs associated with regulatory compliance.

Consolidation in the Industry

There has been, and continues to be, consolidation activity in the United States retail women’s apparel industry.  With the growing trend towards consolidation, we are increasingly dependent upon key retailers whose bargaining strength and share of our business is growing.  It is possible that these larger retailers may, instead of continuing to purchase women’s sportswear separates from us, decide to manufacture or source such items themselves.  There is also the possibility that customers may consolidate with one or more of their other vendors and begin sourcing items from such vendors.  Consolidation may also result in store closures which could adversely impact our sales.

In addition, as a result of consolidation, we may face greater pressure from these larger customers to provide more favorable pricing and trade terms, to comply with increasingly more stringent vendor operating procedures and policies and to alter our products or product mix to provide different items such as exclusive merchandise, private label products or more upscale goods.  If we are unable to provide more favorable terms or to develop satisfactory products, programs or systems to comply with any new product requirements, operating procedures or policies, this could adversely affect our operating results.

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

The United States apparel industry is highly fragmented and includes a number of very large brands and companies marketing multiple brands, many of which have greater financial, technical and marketing resources, greater manufacturing capacity and more extensive and established customer relationships than we do.  We believe we have maintained prices for our branded products in department and specialty stores below comparable products offered by our branded competitors.  However, the future competitive responses encountered from these larger, more established apparel companies might be more aggressive and comprehensive than we anticipate and we may not be able to compete effectively.  For example, if our branded competitors were to match our prices for comparable products, we may be forced to lower our prices or endure lower sales as a result.  The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, either of which may have a material adverse affect on our sales and results of operations.

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  In addition, bills have been introduced in Congress which would hold China and other countries accountable for currency manipulation through the assessment of penal duties.  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various interests have proposed extending an expired monitoring program covering textile imports from Vietnam and expanding it to cover imports from China. Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us.  The now expired quota agreement remained in effect with respect to goods exported from China through December 31, 2008.  The bilateral agreement eliminated some of the uncertainty inherent in unilateral safeguard actions.

On September 11, 2009, acting under the authority of the China product safeguard provision (section 421 of the Trade Act of 1974, as amended), the U.S. President proclaimed that certain passenger vehicle and light truck tires from China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products.  The determination further provided for the imposition of additional import duties on such products, for a period of three years, as a remedy.  It is possible that U.S. domestic textile and apparel interests may petition for similar relief in the form of additional import duties or other measures such as quotas.  We cannot predict whether such action would be sought or approved.

In addition, various economic factors, including, but not limited to, the exchange rate between the U.S. and Chinese currencies, and increased cost for raw materials, labor and transportation, could materially impact the availability or cost at which we could import our products.

New and proposed reporting requirements to be made at or prior to the time of entry may also impact the speed and efficiency at which our goods may enter into the commerce of the United States.  These include, among others, the new “10 + 2” security filing.  Increased time lags for the release of imported product may also be the case with respect to ongoing governmental initiatives in the areas of supply chain security and product safety.

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

Revenue Recognition.  Sales are recognized when merchandise is delivered and title and risk of loss are transferred to customers.  Revenue is recorded net of estimated discounts, returns and allowances.  Discounts are based on trade terms.  Returns and allowances require pre-approval from management.  On a seasonal basis, we negotiate price allowances with our customers as sales incentives or for the cost of certain promotions.  We estimate these allowances based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance.

Income Taxes.  We are organized under Delaware law as a corporation and will be treated as a corporation for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code.  Our effective tax rate will vary based on the level of business conducted in those states in which we file, as well as changes made to the tax rates by the state tax authorities.

Deferred taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as measured by enacted tax rates in effect in periods when the deferred tax assets and liabilities are expected to be settled or realized.  We evaluate the probability of realizing our deferred tax assets on an on-going basis.  This evaluation includes estimating our future taxable income for the years in which our deferred taxes are expected to reverse, which includes consideration of tax planning strategies.  We provide a valuation allowance if we determine it is more likely than not that we will not be able to realize our deferred tax assets.  As of June 30, 2009, we concluded that a valuation allowance of approximately $15.0 million relating to certain capital loss carry forwards was necessary.

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

Inventories.  Substantially all of the inventory we purchased in fiscal year 2009 was produced in Asia.  Inventory costs include amounts paid to purchase piece goods and manufacture our products, duty, quota, inbound freight, and costs associated with our Hong Kong subsidiary (which acts in the capacity of a buying agent).  Inventories are stated at the lower of cost or market, with cost being determined at standard costs, which approximate the first-in, first-out (FIFO) method.  Inventories consist of raw materials (primarily piece goods at our contractors), merchandise in transit and finished goods in warehouses.  We take ownership of the finished goods when they are shipped and management records the merchandise in transit balance based on documentation provided by our Hong Kong subsidiary.  For inventory markdowns, we estimate the percentage of finished goods we will not be able to sell in the normal course of business and the associated average loss per unit, and write down the value of these goods to the recovery value expected to be realized through off-price channels.

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

Intangible assets consist of the trademark and trade name, customer relationships of the Predecessor, and non-compete agreements with officers of the Predecessor, acquired on June 20, 2005.  Customer relationships are amortized using straight-line and accelerated methods over their estimated useful lives of 7 and 15 years, respectively.  Non-compete agreements are amortized using the straight-line method over their estimated useful lives of 2 and 10 years.  Both agreements are with Directors of the Company.  Owned trademarks have been determined to have indefinite lives and are not subject to amortization.

Our policy is to evaluate depreciable and amortizable assets (fixed assets, customer relationships and non-compete agreements) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from the undiscounted cash flows expected from the use of the asset.  These depreciable and amortizable assets are tested for impairment by comparing the carrying amount of the assets to their fair values.  This approach is dependent upon future growth and trends.  Any impairment loss would be measured as the excess of carrying amount over the fair value of the asset, determined on the basis of discounted cash flows from the expected use of the asset.

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

Stock-based Compensation.  Effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”) and requires companies to expense the fair value of employee stock options and other forms of stock based compensation.  The computation of the expenses associated with stock based compensation requires the use of a valuation model.  The Company currently uses the Black Scholes option pricing model to calculate the fair value of its stock options.  The Black Scholes model requires assumptions regarding the estimated length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock over the expected term.  Changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock based awards.  There was no effect from the change of applying the original provisions of SFAS 123 to the Company’s results of operations and cash flows for the year ended June 30, 2007, as a result of the Company’s adoption of SFAS 123R, effective July 1, 2006.  Compensation expense related to stock-based awards was not significant to the Company’s consolidated statement of operations for the years ended June 30, 2009 and 2008.  Refer to Note 3 of the Company’s consolidated financial statements for further information.

RESULTS OF OPERATIONS

The following table summarizes the historical operations as a percentage of net sales for the years ended June 30, 2009, 2008 and 2007.

	Year Ended June 30, 2009		Year Ended June 30, 2008		Year Ended June 30, 2007
	(in thousands, except percentages)

Net sales	$147,965	100.0%	$177,990	100.0%	$191,284	100.0%
Cost of sales	113,037	76.4	129,086	72.5	127,170	66.5
Gross profit	34,928	23.6	48,904	27.5	64,114	33.5
Selling, general and administrative expenses	30,199	20.4	32,513	18.3	30,951	16.2
Intangible asset impairment	25,840	17.5	34,504	19.4	—	—
Operating income (loss)	(21,111)	(14.3)	(18,113)	(10.2)	33,163	17.3
Interest expense, net	13,232	8.9	17,964	10.4	23,884	12.5
Gain on senior secured note purchases	(25,632)	(17.3)	(3,124)	(1.8)	—	—
Interest expense and other financing, net	(12,400)	(8.4)	14,840	8.3	23,884	12.5
Income (loss) before provision for (benefit from) income taxes	(8,711)	(5.9)	(32,953)	(18.5)	9,279	4.9
Provision for (benefit from) income taxes	6,726	4.5	(8,199)	(4.6)	2,999	1.6

Net income (loss)	$(15,437)	(10.4)%	$(24,754)	(13.9)%	$6,280	3.3%

Year ended June 30, 2009 compared to year ended June 30, 2008

Net sales.  Net sales for the year ended June 30, 2009 was $148.0 million.  As compared to net sales of $178.0 million for the year ended June 30, 2008, net sales decreased by approximately $30.0 million or 16.9%.  The reduction of net sales was principally due to a reduction in gross sales of $28.5 million, related to a decrease in volume (approximately 12%) and a decrease in average revenue per unit (approximately 2%).  The decrease in customer volume was primarily attributed to decreases in department store and private label sales, offset by an increase in off-price sales.  The decrease in average revenue per unit was primarily attributed to off-price sales per unit, offset by an increase in department store sales per unit.

Gross profit.  Gross profit for the year ended June 30, 2009 was $34.9 million.  As a percentage of net sales, gross profit over this period was 23.6%.  As compared to the gross profit of $48.9 million for the year ended June 30, 2008 (27.5% of net sales), gross profit decreased by $14.0 million or 28.6%.  The decrease in gross profit was primarily the result of the drop in net sales of $30.0 million.  Gross profit as a percentage of net sales was unfavorably impacted by lower margins associated with department store, private label, and off-price sales, partially offset by a decrease in inventory markdowns during the year ended June 30, 2009 compared with the prior year.

Selling, general and administrative expenses and intangible asset impairment.  Selling, general and administrative expenses for the year ended June 30, 2009 was $56.0 million.  As compared to selling, general and administrative expenses of $67.0 million for the year ended June 30, 2008, there was a decrease of $11.0 million.  An impairment charge of $34.5 million recorded during the year ended June 30, 2008 related to the decline in the fair value of the Rafaella trademark and trade name intangible asset versus an impairment charge of $25.8 million recorded during the year ended June 30, 2009 was the primary contributor to the overall decrease. The Company performed its annual impairment test of the trademark and trade name during the fourth quarter of the fiscal year ended June 30, 2008 and determined that the trademark and trade name was impaired necessitating a charge of $34.5 million.  The Company performed an impairment test of the trademark and trade name and customer relationships during the second and fourth quarters of the fiscal year ended June 30, 2009 and determined that the trademark and trade name was impaired necessitating a charge of $23.4 million and $2.4 million, respectively.  The impairment in both years was due to decreased sales and cash flows attributable to the Rafaella brand as a result of reduced forecasts for future years given the current state of the U.S. apparel retail environment. Other decreases included advertising expenses ($1.3 million), warehouse and distribution costs ($0.8 million), provision for bad debt ($0.4 million), and compensation ($0.6 million).  The decrease in compensation includes severance costs of approximately $1.1 million incurred during the quarterly period ended March 31, 2009.  As of June 30, 2009, $0.6 million of costs (inclusive of severance, benefits and outplacement services) remain unpaid and are accrued within the accrued expenses and other current liabilities line item of the Company’s condensed consolidated balance sheet.  The severance costs are primarily attributed to two former executive officers of the Company. The decrease was partially offset by an increase in rent ($0.4 million).  As a percentage of net sales, selling, general and administrative expenses were 37.9% for the year ended June 30, 2009 and 37.7% for the year ended June 30, 2008.

Operating loss.  Operating loss for the year ended June 30, 2009 was $21.1 million.  As compared to operating loss of $18.1 million for the year ended June 30, 2008, operating loss increased by $3.0 million.  The increase was due to the decrease in gross profit offset by decreases in selling, general and administrative expenses, as described above.

Interest expense (income) and other financing, net.  Other financing, net for the year ended June 30, 2009 was $12.4 million.  As compared to interest expense of $14.8 million for the year ended June 30, 2008, interest decreased by $27.2 million or 183.6%.  The decrease was primarily attributed to a pre-tax gain of approximately $25.6 million and $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off, in connection with our open market purchases in fiscal 2009 and 2008, respectively; each of the other senior secured note repurchases (pursuant to certain excess cash flow repurchases and restricted payment offers) were at 101% of their principal amount at maturity.  The decrease in interest expense was also attributed to the reduction in our senior secured notes outstanding period over period.  In November 2008 and November 2007, we repurchased $598,000 and $221,000, respectively, of senior secured notes in connection with our excess cash flow offers.  We purchased $6,000,000 and $8,027,000 of our senior secured notes on the open market in January 2008 and June 2008, respectively.  We purchased $28,505,000, $2,000,000, $3,991,000 and $4,424,000 of our senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $5.0 million period over period.  The aggregate decrease of $27.5 million discussed above, was partially offset by a reduction in interest income of $0.3 million period over period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Provision for (benefit from) income taxes.  We recorded a provision for income taxes of $6.7 million for the year ended June 30, 2009, which represents an effective income tax rate of approximately 77.2%.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of (77.2)% is primarily attributable to the valuation allowance of $9.9 million that we established for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment charge of $25.8 million, as described above.  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.

In addition, the Company does not expect to recognize an income tax benefit from its customer relationship intangible assets and provided a deferred tax asset valuation allowance of $0.8 million during the year ended June 30, 2009 because the underlying tax basis of the customer relationships is capital in nature.

The Company remains subject to federal, state and local income tax examinations by tax authorities for all tax years, with the statute of limitations on the initial federal tax year closing as of September 2009.  Examination of the Company’s 2006 federal income tax return by the Internal Revenue Service was recently completed, as was a state tax audit for the 2006 and 2005 tax years.  No significant adjustments were proposed in connection with these examinations.  Subsequently, the related unrecognized tax benefits were recognized.

We recorded a benefit from income taxes of $8.2 million for the year ended June 30, 2008, which represents an effective income tax rate benefit of approximately 24.9%.  We recorded a net benefit, after valuation allowance, from income taxes primarily as a result of the $34.5 million impairment charge associated with the decline in the fair value of the Rafaella trademark and trade name intangible asset, as described above.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of 24.9% is primarily attributable to the valuation allowance of $4.3 million that we established for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment.  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.

Net loss.  Net loss for the year ended June 30, 2009 was $15.4 million.  Net loss as a percentage of net sales for the year ended June 30, 2009 was 10.4%.  As compared to net loss of $24.8 million for the year ended June 30, 2008, net loss decreased by $9.3 million.  This decrease in net loss was a result of the changes in operating loss, interest and income taxes, as described above.

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

Selling, general and administrative expenses and intangible asset impairment.  Selling, general and administrative expenses for the year ended June 30, 2008 was $67.0 million.  As compared to selling, general and administrative expenses of $31.0 million for the year ended June 30, 2007, there was an increase of $36.1 million.  An impairment charge of $34.5 million recorded during the year ended June 30, 2008 related to the decline in the fair value of the Rafaella trademark and trade name intangible asset was the primary contributor to the overall increase. The Company performed its annual impairment test of the trademark and trade name during the fourth quarter of the fiscal year ended June 30, 2008 and determined that the trademark and trade name was impaired necessitating a charge of $34.5 million.  The impairment was due to decreased sales and cash flows attributable to the Rafaella brand as a result of reduced forecasts for future years given the current state of the US apparel retail environment. Other increases included marketing expenses ($1.8 million), warehouse and distribution costs ($0.9 million), and provision for bad debt ($0.6 million).  The increase was partially offset by a decrease in compensation ($2.0 million).  As a percentage of net sales, selling, general and administrative expenses were 37.7% for the year ended June 30, 2008 and 16.2% for the year ended June 30, 2007.

Operating loss.  Operating loss for the year ended June 30, 2008 was $18.1 million.  As compared to operating income of $33.2 million for the year ended June 30, 2007, operating income decreased by $51.3 million.  The decrease was due to the decrease in gross profit and increases in selling, general and administrative expenses, as described above.

Interest expense and other financing, net.  Interest expense for the year ended June 30, 2008 was $14.8 million.  As compared to interest expense of $23.9 million for the year ended June 30, 2007, interest decreased by $9.0 million or 37.9%.  The decrease was primarily attributed to a pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off, in connection with our open market purchases in fiscal 2008; each of the other senior secured note repurchases (pursuant to certain excess cash flow repurchases and restricted payment offers) were at 101% of their principal amount at maturity.  The decrease was also attributed to the reduction in our senior secured notes outstanding period over period.  In November 2007 and November 2006, we repurchased $221,000 and $17,429,000, respectively, of senior secured notes in connection with our excess cash flow offers.  In June 2007, we repurchased $16,062,000 of senior secured notes in connection with our restricted payment offer.  Finally, we purchased $6,000,000 and $8,027,000 of our senior secured notes on the open market in

January 2008 and June 2008, respectively.  As a result of these senior secured note transactions, interest expense (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $3.6 million period over period.  During fiscal 2007, in connection with the June 2007 and November 2006 senior secured note repurchases, we wrote-off approximately $3.1 million of unamortized original issue discount and deferred financing costs to interest expense; the November 2007 write-off of unamortized original issue discount and deferred financing costs was not significant.  The aggregate decrease of $9.8 million discussed above, was partially offset by a reduction in interest income of $0.8 million period over period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Benefit from income taxes.  We recorded a benefit from income taxes of $8.2 million for the year ended June 30, 2008, which represents an effective income tax rate benefit of approximately 24.9%.  We recorded a net benefit, after valuation allowance, from income taxes primarily as a result of the $34.5 million impairment charge associated with the decline in the fair value of the Rafaella trademark and trade name intangible asset, as described above.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of 24.9% is primarily attributable to the valuation allowance of $4.3 million that we established for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment.  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.

For the year ended June 30, 2007, we recorded a provision for income taxes of $3.0 million, which represents an effective income tax rate of approximately 32.3%.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of 32.3% is attributable to state and local income taxes, net of federal benefit.

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

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary liquidity and capital requirements have been to fund working capital for current operations, which consists of funding the buildup of inventories and receivables, and servicing our line of credit.  Our liquidity and capital requirements also include making interest payments on the senior secured notes.  The primary source of funds currently used to meet our liquidity and capital requirements is funds generated from operations, and in the future, may also include direct borrowings under the Credit Facility (as defined below).

Revolving Credit Facility

On June 20, 2005, we entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  Effective September 30, 2008, we entered into an amendment of the Credit Facility with HSBC that changed certain terms of the agreement.  The Company sought to amend the Credit Facility as it would not have been in compliance with its working capital financial covenant as of September 30, 2008.  On February 10, 2009, we amended the Credit Facility’s positive net income financial covenant as the Company’s forecasts indicated that there was the likelihood that the Company would not be in compliance with the net income financial covenant, at some point, over the next 12 months.  On September 25, 2009, the Company further amended the Credit Facility as it would not have been in compliance with its working capital financial covenant at any point on or after June 30, 2010.  The amendment is effective as of September 25, 2009.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities.  The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances and $6.0 million for standby letters of credit through December 31, 2009 and $4.0 million all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At June 30, 2009, there were no loans and $10.1 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct debt advances plus letters of credit approximated $3.4 million as of June 30, 2009.

Borrowings under the Credit Facility bear variable interest at our option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities; the definition of current liabilities excludes indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010.  With the exception of the fiscal quarters ending on March 31, 2009, June 30, 2009, June 30, 2010, and September 30, 2010, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  The Company is permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009 and up to a net loss of $1,300,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.

The Company is required to maintain minimum cash collateral balances at varying times during the term of the Credit Facility as follows: (a) $6,000,000 from December 31, 2009 through January 31, 2010, (b) $0 from February 1, 2010 through April 30, 2010, (c) $3,500,000 from May 1, 2010 through July 31, 2010, (d) $0 from August 1, 2010 through September 30, 2010, (e) $1,000,000 from October 1, 2010 through October 31, 2010, (f) $0 from November 1, 2010 through November 30, 2010 and (g) $3,000,000 from December 1, 2010 through December 15, 2010.

As of June 30, 2009, the Company was in compliance with each of the financial covenants.  The Company expects that it will meet its future debt covenants over the next 12 months.  We believe that the covenant with the most sensitivity and risk of future violation is the net income financial covenant discussed above.  A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations continue to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

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

Senior Secured Notes

On June 20, 2005, we issued to investors $172.0 million aggregate principal amount at maturity of 11.25% senior secured notes due June 2011.  These notes were issued at 95% of the face value and netted the Company a total of $163.4 million.  The senior secured notes are collateralized by a second priority lien on substantially all of the Company’s assets.

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

At June 30, 2009, the senior secured notes principal amount outstanding is $84,743,000 and the unamortized original issue discount is $1,751,000.  At June 30, 2009, debt held in treasury approximated $52,655,000.  The Company’s senior secured notes are recorded at carrying book value at June 30, 2009.  At June 30, 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $16,101,000.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year.  Senior secured note aggregate principal amounts of $598,000, $221,000 and $17,429,000 were repurchased during November 2008, 2007 and 2006, respectively, in connection with excess cash flow offers made by the Company.  The November 2008, 2007 and 2006 repurchases of the notes, which were at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, approximated $631,000, $234,000 and $18.4 million, respectively.  We wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 2006 repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2007 and 2008 repurchases were not significant.

An annual excess cash flow payment with respect to the fiscal year ending June 30, 2009 will not be required.  This is based on the Company’s financial position as of June 30, 2009 and its results of operations and cash flows for the year then ended.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the year ended June 30, 2009.

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

Based on current sales trends, we believe that our cash flow from operations and available borrowings under our senior revolving credit facility will provide us with sufficient financial flexibility to fund our operations, debt service requirements, and capital expenditures over the next twelve months.

Our senior revolving credit facility with HSBC expires on December 15, 2010 and our senior secured notes mature on June 15, 2011.  Management currently does not believe that we will have sufficient cash on hand, based on our current cash flow projections, to settle the Senior Secured Notes in June 2011 at principal or face value.  If we are unable to secure additional financing, our business and results of operations may be adversely affected.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to us or at all.

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

The following table summarizes our net cash provided by or used in our operating, investing and financing activities for the years ended June 30, 2009, 2008 and 2007:

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007
	(in thousands)
Net cash provided by (used in):
Operating activities	$13,252	$16,872	$16,743
Investing activities	(1,083)	(966)	(214)
Financing activities	(11,602)	(10,165)	(32,412)
Net increase (decrease) in cash and cash equivalents	$567	$5,741	$(15,883)

Operating Activities

Cash flows provided by operating activities for the years ended June 30, 2009, 2008 and 2007 were $13.3 million, $16.9 million, and $16.7 million, respectively.  The decrease in cash flows provided by operating activities from 2008 to 2009 is the result of the decrease in our operating income (excluding non-cash items) and income taxes paid in connection with our August 2008 senior secured note open market purchase, offset by reductions in payments associated with interest, planned reductions in current season inventory purchases resulting from anticipated reductions in sales and sales of aged inventory to off-price customers. The change in cash flows provided by operating activities between 2008 and 2007 was not significant.  However, cash flows provided by operating activities was negatively impacted period over period as a result of the decrease in our operating income (excluding non-cash items).  The decrease was primarily offset by reductions in payments associated with interest, income taxes and inventory purchases.  For each of the years ended June 30, 2009, 2008 and 2007, significant non-cash items included amortization of deferred finance charges, accretion of original issue discount, depreciation and amortization, and the provision for deferred income taxes.  A non-cash impairment charge of $25.8 million and $34.5 million was recorded during 2009 and 2008, respectively related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  In addition, during 2009 and 2008, a non-cash gain of $25.6 million and $3.1 million, respectively was recorded in connection with the senior secured notes purchases.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2009, 2008 and 2007 were $1.1 million, $1.0 million, and $0.2 million, respectively.  In 2009, the cash usage was a result of computer and software ($0.4 million) and machinery and equipment ($0.5 million) capital expenditures.  In 2008, the cash usage was a result of computer and software ($0.5 million), machinery and equipment ($0.3 million), and leasehold improvement ($0.2 million) capital expenditures.  Net cash used in investing activities for 2007 was not significant.

Financing Activities

Net cash used in financing activities for the years ended June 30, 2009, 2008 and 2007 were $11.6 million, $10.2 million, and $32.4 million, respectively.  In 2009, 2008 and 2007, the use of cash was primarily for our senior secured note repurchases and open market purchases discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had outstanding letters of credit totaling $5.3 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.8 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).

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

Due From Factor

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivable of the Company then held by GMAC were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  On February 5, 2009, as part of the termination of the GMAC arrangement, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.  The Letter of Credit was subsequently reduced to $65,000 in September 2009 and expires on February 4, 2010, subject to extension under certain circumstances.

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

Contractual Cash Obligations

The following table sets forth our known contractual cash obligations for the periods specified therein.

	Payment Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Senior secured notes (1)	$84,743	$3,500	$81,243
Interest on senior secured notes (1)	18,319	9,179	9,140
FIN 48 liabilities and interest	266	70	196
Operating lease obligations	6,579	2,366	3,392	$821
Purchase obligations	29,540	29,540
Total contractual cash obligations	$139,447	$44,655	$93,971	$821	$

(1)

The payment schedule for the senior secured notes and cash interest on our senior secured notes reflects a reduction resulting from the July 2009 open market purchase. Amounts presented are based on the senior secured notes principal amount outstanding. Actual cash paid in connection with the July 2009 senior secured note open market purchase of $3.5 million approximated $0.8 million.

This table does not reflect up to $30 million of direct borrowing availability under our senior revolving credit facility.  The senior revolving credit facility matures on December 15, 2010.

Effects of Inflation

Although our purchases from foreign manufacturers are made in U.S. dollars, mitigating any foreign exchange rate risk on purchase commitments, we may be subject to higher prices charged by our manufacturers to compensate for inflation or other market forces in such countries.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”), and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS 166. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard is effective for interim and annual periods beginning with our fiscal year ended June 30, 2009. The Company adopted SFAS 165 effective June 30, 2009 and has made the appropriate additional disclosures in its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this FSP, if any, on its results of operations and financial position.

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

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial product market prices and rates.  We are exposed to market risks, including changes in interest rates and a reduction in the value of the dollar. Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each rate as defined in the credit facility).  Loan borrowings and repayments under the revolving credit facility were $13.8 million and $13.8 million, respectively during the year ended June 30, 2009.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), which are designed to ensure that information required to be disclosed by the Company in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the period ended June 30, 2009 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Interim Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

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

Under the supervision and with the participation of our Chief Executive Officer and  Interim Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE MANAGEMENT

The following table sets forth certain information regarding the members of our board of directors and executive officers.  All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position
Christa Michalaros	48	Chief Executive Officer and Director
Lance D. Arneson	34	Vice-President of Finance, Principal Accounting Officer and Interim Chief Financial Officer
Rosemary Mancino	52	President of Sales & Planning
Nichole Vowteras	52	Executive Vice President Sourcing and Production
John Kourakos	60	Director, Chairman of the Board
George Kollitides	39	Director
Joel H. Newman	68	Director
Ronald Frankel	72	Director
Robert Newman	65	Director

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

Lance D. Arneson has been our Interim Chief Financial Officer and Vice President of Finance effective as of April 3, 2009 and prior to that, was our Controller since December 2006.  Prior to joining Rafaella, Mr. Arneson was a Senior Manager with PricewaterhouseCoopers LLP (“PwC”) from September 2004 until joining the Company, and prior to that time, Mr. Arneson served as a Manager with PwC commencing in 2001.

Rosemary Mancino became our President of Sales & Planning on August 1, 2006.  Ms. Mancino joined Rafaella with nearly 30 years of retail/apparel experience.  Prior to joining Rafaella, Ms. Mancino was employed as Senior Vice President Sales, Retail Planning and In Store Services for five years by Tommy Hilfiger USA.  Prior to that she was employed by Liz Claiborne for ten years, where her last position was serving as Vice President/General Manager of Sales for the Liz Claiborne casual division.  All of the aforementioned companies are principally in the business of women’s apparel.

Nichole Vowteras became our Executive Vice President—Sourcing and Production on May 1, 2006.  Prior to her joining Rafaella as Vice President—Sourcing and Production, Ms. Vowteras was employed as Vice President of Manufacturing for Garfield Marks for 2.5 years, as Senior Vice President of Production for Guess, Inc. for one year and with Reebok for eight years, where her last position was serving as Vice President of Worldwide Sourcing.  All of the aforementioned companies are principally in the business of women’s apparel and footwear.

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

Joel H. Newman was elected as a director in July 2009.  Mr. Newman most recently served as Vice Chairman and Chief Operating Officer of Kenneth Cole Productions, Inc. from 2006 until 2007.  Prior to that, Mr. Newman spent more than a decade at Tommy Hilfiger Corporation (“THC”), holding a variety of roles, finally as Executive Vice President of Finance and Operations of THC and Chief Operating Officer of Tommy Hilfiger U.S.A., Inc., THC’s principal US operating subsidiary.

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

Code of Business Conduct

The Company has adopted a Code of Business Conduct, which applies to all employees and officers of the Company and provides that, in the conduct of all corporate activities, integrity and ethical conduct is expected.  In addition, the Code of Business Conduct addresses and provides guidance on a number of business-specific issues, including but not limited to conflicts of interest.  You may obtain a copy of the Company’s Code of Ethics, free of charge, by submitting a request in writing to the attention of the Chief Financial Officer, Rafaella Apparel Group, Inc., 1411 Broadway, New York, New York 10018.

Audit Committee Financial Expert

Our Board of Directors has separately designated an audit committee and the functions of a traditional audit committee are carried out by three of the members of the Board, Messrs. Kourakos, Kollitides and J. Newman, of whom Mr. Kourakos and Mr. J. Newman are independent.  Our Board has determined that each member of the Board is financially literate but no determination has been made as to the ability of any director to qualify as a “financial expert” within the meaning of the regulations adopted by the Securities and Exchange Commission.  However, based on their backgrounds and their understanding of the Company’s business, the Board of Directors believes that the members of the Audit Committee will be able to provide effective oversight for the Company’s financial reporting process and its relationship with its independent accountants.

ITEM 11.                          EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis, or CD&A, is intended to provide information regarding the Company’s executive compensation program and practices.  This CD&A covers a variety of topics, including:  the Company’s compensation philosophy regarding executive compensation, the role of our Compensation Committee in setting the compensation of our executive officers, and executive compensation decisions for fiscal 2009.

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

In 2009, as set forth in more detail in the Summary Compensation Table, the total compensation of our Chief Executive Officer was $798,405; the total compensation of our former Chief Financial Officer was $326,994; the total compensation of our Interim Chief Financial Officer was $223,881; the total compensation of our President of Sales & Planning was $432,475; and the total compensation of our Executive Vice President Sourcing and Production was $418,951.

Base Salary

In setting our executive officers’ base salaries we take into consideration subjective factors, such as the relative responsibilities of each executive officer, the cross-functional leadership roles, business contributions and experience.

As discussed further below under the heading Employment Agreements, our executive officers have employment agreements with the Company.  These employment agreements were entered into by each of our executive officers upon becoming executive officers of the Company between June 2005 and June 2009, and provide the executive officers with threshold base salary levels.  Each year, our Compensation Committee evaluates whether it is appropriate to approve salaries in excess of the contractual minimums.  In 2009, we provided our Chief Executive Officer, former Chief Financial Officer, Interim Chief Financial Officer, President of Sales & Planning, and Executive Vice President Sourcing and Production, with base salaries of $713,462, $307,693, $200,481, $407,693, and $407,693, respectively.

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

Our executive officers can earn from 0% to 200% of their target performance bonus based upon the Company’s achievement of pre-determined Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) targets established by the Compensation Committee.  We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives.  Due to confidentiality and the possibility of competitive harm to the Company, we do not disclose the specific performance targets necessary for our executive officers to receive the annual performance bonus described in this paragraph.  Based upon the performance of the Company in 2009, none of our executive officers qualified for performance bonuses (with the exception of Mr. Arneson, who received a performance bonus of $14,000 based upon a determination by our Compensation Committee independent of any EBITDA targets).  Based upon the performance of the Company in 2008, none of our executive officers qualified for performance bonuses.

Equity Incentives

Our Equity Incentive Plan (the “Plan”) allows for various types of equity awards, including stock options and restricted stock.  Awards under our Plan have been granted to attract, motivate, and retain our executive officers.  Such awards have been granted in connection with each of the executive officers employment agreements that were entered into upon joining the Company between June 2005 and March 2007.  No equity awards were made during fiscal 2009.

All awards under our Plan must be approved by our Compensation Committee.  Our Compensation Committee determines the type, timing, and amount of equity awards granted to each of our executive officers after considering their base salary and target performance bonus in relation to the Company’s compensation philosophy.

Awards granted under the Plan have been limited to time-based stock options.  All of the awards vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share (the June 20, 2005 redemption value of the redeemable convertible preferred stock).  No options were exercised during fiscal 2009.

Pension and retirement benefits

Our named executive officers do not participate in any deferred benefit retirement plans such as a pension plan.

Non-qualified deferred compensation

We do not have any deferred compensation programs for our named executive officers.

Other benefits

We provide private health care insurance to some of our named executives.

Perquisites and Other Benefits

Pursuant to the Company’s 401(k) plan, the Company provides its executives the same level of matching contributions available to all eligible employees, which is equal to 100% of each executive officer’s first 3% of pre-tax contributions, subject to the provisions of the 401(k) plan and Internal Revenue Service limitations.  The Company also provides our executive officers with a medical insurance policy that reimburses our executives for certain medical expenses.  Additional information on executive officer perquisites and other benefits can be found in the footnotes to the Fiscal 2009 Summary Compensation Table in this Form 10-K.

Employment Agreements

Employment agreements for senior management are used by the Company to establish key elements of the agreement between the Company and the executive, including the minimum periods of employment and the fundamental elements of compensation, as well as the details of the individual arrangement that differ from the Company’s standard plans and programs.  The employment agreements with executive officers are discussed in detail below, in the section entitled “Compensation of Executive Officers—Employment Agreements and Potential Payouts upon Termination or Change in Control.” Also, detailed in that section are the potential payouts for each of the officers under the variety of potential termination scenarios covered by the agreements.

COMPENSATION OF EXECUTIVE OFFICERS

Employment Agreements and Potential Payments upon a Termination or Change in Control

The following is a description of the current employment arrangements between us and the named executive officers, including the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each named executive officer and a calculation of the estimated payments to such officers as a result of the occurrence of such events had they occurred on June 30, 2009, the end of the Company’s last fiscal year.

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

Under Ms. Michalaros’ employment agreement, the following payments will be made to her or her representatives if (1) she is terminated by the Company for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) her employment terminates due to her death; (3) the Company terminates her employment due to her disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Ms. Michalaros is unable to perform the essential functions of her job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) she resigns for any reason:

(a)                                  her accrued but unpaid base salary and benefits in accordance with the agreement, if any, to the date of termination;

(b)                                 the unpaid portion of the Bonus, if any, relating to the fiscal year prior to the fiscal year of her disability, resignation or termination by the Company for Cause;

(c)                                  certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d)                                 any rights she may have under the Company’s benefit plans and the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”), and any rights she may have to indemnification pursuant to the agreement, the by-laws or certificate of incorporation of the Company, or otherwise under law, and any rights she may have under any directors and officers liability policies maintained by the Company or its affiliates.

Should Ms. Michalaros terminate her employment by making an election not to renew the term as provided in the agreement, she shall receive the payments set forth above and the bonus for the fiscal year ending at the end of the term, determined in accordance with the terms of the agreement (assuming this occurred on the last day of fiscal 2009 the amount would have been $0), payable ninety (90) days after the end of the fiscal year; provided that the Company in its sole discretion may elect, by written notice given no later than fifteen (15) days prior to the end of the term, to pay to the Executive the incremental severance payments set forth in sections (a) and (b) of the next paragraph in exchange for her (i) agreement to be subject to and legally bound by the non-competition and property covenants set forth in the agreement and (ii) execution and nonrevocation of a valid release agreement in a form reasonably acceptable to the Company and Ms. Michalaros.

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

Lance D. Arneson

We have entered into an employment agreement with Lance D. Arneson, our Vice-President of Finance, Principal Accounting Officer and Interim Chief Financial Officer, dated as of April 3, 2009.

The agreement provides for payments to be made to Mr. Arneson upon certain termination events.

Under Mr. Arneson’s employment agreement, the following payments will be made to him or his representatives if (1) he is terminated by us for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) his employment terminates due to his death; (3) the Company terminates his employment due to his disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Mr. Arneson is unable to perform the essential functions of his job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the he resigns for any reason:

(a)                                  his accrued but unpaid base salary and benefits in accordance with the agreement, if any, to the date of termination;

(b)                                 the unpaid portion of his bonus, if any, relating to the fiscal year prior to the fiscal year of his death, disability, resignation or termination by the Company for Cause;

(c)                                  certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d)                                 any rights he may have under the Company’s benefit plans and COBRA.

If we were to terminate Mr. Arneson without Cause, in addition to the payments upon termination specified in (a) through (d), above, Mr. Arneson will receive, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company continued base salary for six (6) months after the date of termination.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause	Termination by the Company by Notice of Intent not to Renew		Termination upon the Executive’s Death or Disability	Occurrence of a Liquidity Event

Cash Severance	—	(1)	—	$125,000	$125,000	(1)	—	—

(1)   The cash severance summary assumes the executive did not receive a bonus.  However, Mr. Arneson is entitled to a $14,000 performance bonus for fiscal 2009.

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

(c)                                  certain expenses reimbursable pursuant to the agreement that have been incurred but not yet reimbursed at the date of termination; and

(d)                                 any rights she may have under the Company’s benefit plans and COBRA.

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

Husein Jafferjee

Husein Jafferjee, our former Chief Operating Officer, departed the Company as of January 28, 2009.  Under the terms of Mr. Jafferjee’s employment agreement, upon termination of his employment with the Company, he was entitled to the following payments:

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

(d)                                 any rights he may have under the Company’s benefit plans or by law, to the extent they do not conflict with his employment agreement;

(e)                                  payment of his base salary for the remainder of the term (until January 31, 2010) or twelve (12) months, payable in a lump sum ($600,000);

(f)                                    a pro-rated annual bonus; and

(g)                                 payment of his COBRA premiums until the earlier of 12 months after the date of termination or when Mr. Jafferjee first becomes eligible for equivalent insurance coverage.

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

Summary Compensation Table

The following table sets forth the compensation of each of our chief executive officer, our former chief financial officer, our interim chief financial officer for fiscal 2009 and our three mostly highly compensated executive officers in fiscal 2009 other than the chief executive officer, chief financial officer and interim chief financial officer for each of fiscal 2007, 2008 and 2009, as applicable.

For the Year Ended June 30, 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in + Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Christa Michalaros	2009	713,462	—		—	23,264	—	—	61,679	(3)	798,405
Chief Executive Officer	2008	700,000	—		—	23,263	—	—	63,171		786,434
	2007	700,000	700,000		—	27,141	—	—	83,370		1,510,511

Lance Arneson	2009	200,481	14,000		—	—	—	—	9,400	(2)	223,881
Interim Chief Financial Officer

Chad Spooner(4)	2009	307,693	—		—	—	—	—	19,301	(2)	326,994
Former Chief Financial Officer	2008	400,000	—		—	—	—	—	26,897		426,897
	2007	400,000	300,000		—	—	—	—	27,039		727,039

Nichole Vowteras	2009	407,693	—		—	—	—	—	11,258	(2)	418,951
Executive Vice President	2008	400,000	—		—	—	—	—	14,482		414,482
Sourcing and Production	2007	400,000	200,000		—	—	—	—	14,538		614,538

Rosemary Mancino	2009	407,693	—		—	—	—	—	24,782	(2)	432,475
President Sales & Planning	2008	400,000	—		—	—	—	—	26,897		426,897
	2007	353,846	200,000		—	—	—	—	24,875		578,721

Husein Jafferjee (5)	2009	366,923	150,000						20,795	(2)	537,718
Former Chief Operating Officer	2008	230,769	450,000	(6)					8,361		689,130
	2007	—	—		—	—	—	—	—		—

(1) Stock option award forfeitures during the year ended June 30, 2009 were 145,834. Refer to Note 3 of the Company’s consolidated financial statements and the Company’s Critical Accounting Policies and Estimates discussion included within Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for further information on the assumptions used to fair value the stock option awards.

(2) Medical benefits paid for Mr. Arneson, Mr. Spooner, Ms. Vowteras, Ms. Mancino, and Mr. Jafferjee were $5,669, $16,137, $8,281, $21,805, and $12,357, respectively.

(3) Amount shown for Ms. Michalaros includes the cost of car service ($58,572).

(4) Effective April 3, 2009, Mr. Spooner resigned as the Company’s Chief Financial Officer.  As a consequence thereof, the Company promoted Lance Arneson, the Company’s Controller, to Vice-President of Finance, Principal Accounting Officer and Interim Chief Financial Officer of the Company, effective April 3, 2009.

(5) As of January 28, 2009, Mr. Jafferjee was no longer an employee of the Company.

(6) Amount shown for Mr. Jafferjee includes a $300,000 signing bonus.

Outstanding Equity Awards at Fiscal Year-End

As of June 30, 2009

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Inventive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Christa Michalaros	333,333		111,111	(1)	—	5.33	9/22/2016	—	—	—	—
Lance D. Arneson	—		—		—	—	—	—	—	—	—
Chad Spooner (2)	187,500	(3)	—	(1)	—	5.33	6/20/2015	—	—	—	—
Nichole Vowteras	83,333		27,778	(1)	—	5.33	9/22/2016	—	—	—	—
Rosemary Mancino	83,333		27,778	(1)	—	5.33	9/22/2016	—	—	—	—
Husein Jafferjee(4)	—		—		—	—	—	—	—	—	—

(1)         The stock option awards vest annually in increments of 25% for Ms. Michalaros, Mr. Spooner, Ms. Vowteras, and Ms. Mancino, beginning on the first anniversary of April 25, 2006, June 20, 2005, June 21, 2006, and June 21, 2006, respectively.

(2)         Effective April 3, 2009, Mr. Spooner resigned as the Company’s Chief Financial Officer.  As a consequence thereof, the Company promoted Lance Arneson, the Company’s Controller, to Vice-President of Finance, Principal Accounting Officer and Interim Chief Financial Officer of the Company, effective April 3, 2009.

(3)         Subsequent to June 30, 2009, Mr. Spooner’s 187,500 options to purchase shares of common stock of the Company were forfeited.

(4)         As of January 28, 2009, Mr. Jafferjee was no longer an employee of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this annual report on Form 10-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

The Compensation Committee’s Report shall not be deemed incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this Compensation Committee’s Report by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee
Christa Michalaros, Chief Executive Officer and Director
John Kourakos, Director
George Kollitides, Director
Ronald Frankel, Director

Compensation of Directors

Other than Messrs. Kourakos and J. Newman, none of our non employee directors received any fee payments or equity grants.

Members of our Board of Directors who are either our employees or affiliated with Cerberus receive no separate compensation for serving on the Board of Directors.  All members of our Board of Directors are reimbursed for actual expenses incurred in connection with attendance at meetings of the Board of Directors and of committees of the Board of Directors.

In connection with Joel H. Newman’s appointment, the Company and Mr. J. Newman entered into a letter agreement dated July 28, 2009 (the “Letter Agreement”).  Pursuant to the Letter Agreement, Mr. J. Newman’s total compensation as a member of the Board shall consist solely of a director’s fee of $60,000 per annum, payable quarterly in advance, plus expenses.

We have entered into an agreement for Chairman of the Board of Directors with John Kourakos which commenced on October 1, 2007.  Under the terms of the agreement, the initial period was from October 1, 2007 through September 30, 2008; thereafter, the agreement will continue for consecutive twelve (12) month periods commencing on each October 1, as long as Mr. Kourakos shall continue to be elected as Chairman of the Board.  If Mr. Kourakos’s status as Chairman is terminated under circumstances in which he does not remain a director, the Agreement will terminate, and the Company will pay to Mr. Kourakos all compensation and benefits to which Mr. Kourakos is entitled up through the date of termination.

Mr. Kourakos’ fee was $150,000 on an annualized basis from October 1, 2007 until June 30, 2008 and $200,000 per year commencing on July 1, 2008.  For fiscal year 2009, Mr. Kourakos was paid aggregate fees of $200,000 and was reimbursed $13,842 in the aggregate primarily attributable to health insurance, auto expenses and legal fees.

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

As of August 31, 2009, Mr. Kourakos’ Sale/Dividend payment was 31% vested.  Provided that Mr. Kourakos continues his service to the Company or its subsidiaries on each Vesting Date as described below, the Vesting Schedule is as indicated below:

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

Director Compensation

Name	Fees Earned	All Other Compensation(1)

John Kourakos	$200,000	$13,842
Joel Newman	$0	$0

(1) Includes reimbursements primarily attributable to health insurance, auto expenses and legal fees.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2009 with respect to the beneficial ownership of our issued and outstanding common stock and convertible preferred stock, excluding any grants made under our Equity Incentive Plan, none of which have vested or will vest in the next sixty days, by:

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

Beneficial ownership is determined in accordance with the rules of the SEC.  To our knowledge, except as set forth in the Stockholders’ Agreement where defined or discussed, each holder of our equity interests listed below has sole voting and investment power as to such equity interest unless otherwise noted.

	Convertible Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Stephen Feinberg(2)(3)	7,500,000	100%	7,500,000	75%
RSW 2005, Inc.(7)	—	—	2,500,000	100%
Christa Michalaros(4)	—	—	333,333	11.8%
Lance D. Arneson	—	—	—	—
Chad Spooner (8)	—	—	—	—
Rosemary Mancino(5)	—	—	83,333	3.2%
Nichole Vowteras (6)	—	—	83,333	3.2%
George Kollitides(3)	—	—	—	—
John Kourakos	—	—	—	—
Joel H. Newman	—	—	—	—
Ronald Frankel(7)	—	—	2,125,000	85.0%
Robert Newman(7)	—	—	125,000	5.0%
Asher Haddad (7)	—	—	250,000	10.0%
Husein Jafferjee (9)	—	—	—	—
All members of our Board of Directors and executive officers as a group (9 persons)			2,999,999	100%

(1)   The address for each of our officers and, except as otherwise specified below, each of the members of our Board of Directors is c/o Rafaella Apparel Group, Inc., 1411 Broadway, 2nd Floor, New York, New York 10018.

(2)   Acquisition Co., controlled by Cerberus, owns 100% of our convertible preferred stock, which preferred stock is convertible at its option into common stock equal to 75% of our common stock, or approximately 69.6% of our outstanding fully-diluted common stock.  Stephen Feinberg exercises sole voting and investment authority over all securities of our Company owned by Acquisition Co. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 100% of our convertible preferred stock and, upon conversion, would beneficially own approximately 69.6% of our common stock (after the exercise of all outstanding options granted pursuant to our Equity Incentive Plan, whether vested or unvested).

(3)   The address for each of Stephen Feinberg and George Kollitides is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.

(4)   Includes vested options for 333,333 shares of common stock but does not include non-vested options for 111,111 shares of common stock, all of which were granted pursuant to Ms. Michalaros’ employment agreement with us.

(5)   Includes vested options for 83,333 shares of common stock but does not include non-vested options for 27,778 shares of common stock, all of which were granted pursuant to Ms. Mancino’s employment agreement with us.

(6)   Includes vested options for 83,333 shares of common stock but does not include non-vested options for 27,778 shares of common stock, all of which were granted pursuant to Ms. Vowteras’ employment agreement with us.

(7)   All of our common stock beneficially owned by Messrs. Frankel, R. Newman and Haddad are held by them indirectly through RSW 2005, Inc.

(8)   Effective April 3, 2009, Mr. Spooner resigned as the Company’s Chief Financial Officer.  As a consequence thereof, the Company promoted Lance Arneson, the Company’s Controller, to Vice-President of Finance, Principal Accounting Officer and Interim Chief Financial Officer of the Company, effective April 3, 2009.

(9)   As of January 28, 2009, Mr. Jafferjee was no longer an employee of the Company.

Equity Compensation Plan Information (1)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,111,111	$5.33	—
Total	1,111,111	$5.33	—

(1)          A description of the Equity Compensation Plan is set forth under Note 3 to the Consolidated Financial Statements.

ITEM 13.                          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Controlling Stockholder

In connection with the June 20, 2005 acquisition, Acquisition Co., an affiliate of Cerberus, contributed $40.0 million of equity capital to us, acquiring convertible preferred stock convertible into approximately 69.6% of our common stock on a fully-diluted basis (after the exercise of all outstanding options granted pursuant to our Equity Incentive Plan, whether vested or unvested).  See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stockholders’ Agreement

In connection with an April 15, 2005 Securities Purchase Agreement, as amended, we entered into a Stockholders’ Agreement with Acquisition Co. and our predecessor.  This Stockholders Agreement provides that we will have a Board of Directors that will consist of seven directors, four of whom are designated by Acquisition Co., two of whom are designated by RSW 2005, Inc., which is controlled by Ronald Frankel, and one of whom is designated jointly by Acquisition Co. and RSW 2005, Inc. Our Board of Directors currently consists of six directors, four of whom were designated by Acquisition Co. and two of whom were designated by our predecessor or RSW 2005, Inc.  The Stockholders’ Agreement also contains certain restrictions on transfers by stockholders of their capital stock and tag-along rights, drag-along rights and a right of first refusal with respect to certain permitted transfers.

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

Since July 1, 2008, the beginning of the Company’s most recent fiscal year, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has not made a determination as to whether each director is “independent” because all of the members of our board have either been appointed by Cerberus or RSW 2005, Inc. The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent.  The Company believes that Messrs. Kourakos and J. Newman would be considered independent under the New York Stock Exchange’s definition of independence.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by PricewaterhouseCoopers LLP relating to the years ended June 30, 2009 and 2008.

	Year Ended June 30, 2009	Year Ended June 30, 2008
	(in thousands)
Audit fees(1)	$446	$401
Audit-related fees(2)	35	88
Tax fees(3)	183	132
All other fees(4)	1	2
Total	$665	$623

(1)    Fees for audit of annual financial statements, statutory audit and review of quarterly financial statements.

(2)    Fees for professional services for consultations.  The fees in fiscal 2008 related to the Company’s implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and Section 404 of the Sarbanes-Oxley Act of 2002.  The fees in fiscal 2009 related to the Company’s implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”

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

Under the Audit Committee’s Charter, the committee has the sole authority for appointing, compensating, retaining and overseeing the work of the Company’s independent auditors.  In addition, the committee has the sole authority to approve all engagement fees and terms and all permissible non-audit services to be provided by the independent auditors. Subsequent to the Company’s Registration Statement on Form S-4 filed February 9, 2007, the committee has approved each such audit and non-audit service to be provided by the Company’s independent auditors.  The committee has also adopted polices and procedures for pre-approving certain services performed by the independent auditors.  The committee has pre-approved the use of the independent auditors for specific types of services that fall within categories of non-audit services, including various tax services.  The percentage of fees paid for audit-related, tax and all other fees that were approved by the Audit Committee was 100% in fiscal 2009.  Management of the Company reviews the nature of the professional services to be rendered by the independent auditors with the committee during each committee meeting.

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

(b) Exhibits

See the Exhibit Index below.

(c) Separate Financial Statements and Schedules

None.

EXHIBIT INDEX

Form 10-K for Fiscal Year Ended June 30, 2009

Exhibit No.	Description

2.1*	Securities Purchase Agreement, dated April 15, 2005, among RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc., Verrazano, Inc., Ronald Frankel and Rafaella Corporation

2.2*	Amendment No. 1 to the Securities Purchase Agreement, dated May 27, 2005

2.3*	Contribution Agreement, dated June 20, 2005, among Rafaella Sportswear, Inc. and Rafaella Apparel Group, Inc.

3.1*	Amended and Restated Certificate of Incorporation of Rafaella Apparel Group, Inc.

3.2*	Bylaws of Rafaella Corporation

3.3*	Certificate of Incorporation of Verrazano, Inc.

3.4*	Bylaws of Verrazano, Inc.

4.1*	Stockholder’s Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc. and the principals set forth therein

4.2*	Indenture for the 11 1/4% Senior Secured Notes due 2011, dated June 20, 2005, among Rafaella Apparel Group, Inc., the guarantors named therein and The Bank of New York, as trustee and collateral agent

Exhibit No.	Description
4.3*	First Supplemental Indenture, dated July 12, 2006, among Rafaella Apparel Group, Inc., the guarantors named therein and the Bank of New York, as trustee and collateral agent

4.4*	Form of 11 1/4% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Guarantee (included in Exhibit 4.2)

4.6*	Registration Rights Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Jeffries & Company, Inc. and the guarantors named therein

4.7*	Intercreditor Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association, The Bank of New York, as trustee and collateral agent

4.8*	Second Lien Security Agreement, dated June 20, 2005, in favor of The Bank of New York, among Rafaella Apparel Group, Inc., the additional grantors listed therein and The Bank of New York

10.1*	Note Purchase Agreement, dated June 13, 2005, among the Company, Jeffries & Company, Inc. and the guarantors named therein

10.2*	Escrow Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Ronald Frankel, and JPMorgan Chase Bank, N.A., as escrow agent

10.3*	Redemption Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Rafaella Sportswear, Inc. and RA Cerberus Acquisition, LLC

10.4*	Financing Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York

10.5*	Continuing Indemnity Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.6*	Pledge Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, as Agent

10.7*	Continuing Letter of Credit Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.8*	Deposit Account Control Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., The Bank of New York and HSBC Bank USA, National Association

10.9*	Trademark Collateral Security Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.10*	Factoring Agreement, dated June 20, 2005, among GMAC Commercial Finance LLC and Rafaella Apparel Group, Inc.

10.11*	Rafaella Apparel Group, Inc. Equity Incentive Plan, dated June 20, 2005

10.12*	Employment Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.13*	Amendment to the Employment Agreement, dated June 20, 2005 between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.14*	Employment Agreement, dated as of April 24, 2006, between Rafaella Apparel Group, Inc. and Christa Michalaros

10.15*	Consulting Agreement and General Release, effective as of April 25, 2006, among Rafaella Apparel Group, Inc. and Glenn S. Palmer

10.16*	Employment Agreement dated as of May 1, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.17*	Amendment to the Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

Exhibit No.	Description
10.18*	Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Rosemary Mancino

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

10.26	Amendment No. 1 to Financing Agreement, dated March 31, 2006, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York.

10.27	Amendment No. 2 to Financing Agreement, dated December 31, 2006, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York.

10.28

Amendment No. 6 to Financing Agreement, dated September 30, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc. and HSBC Bank USA, National Association, previously filed as Exhibit 10.28 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2008, and herein incorporated by reference.

10.29

Amended and Restated Collection Services Factoring Agreement, dated as of December 16, 2008, between Rafaella Apparel Group, Inc. and GMAC Commercial Finance LLC, previously filed as Exhibit 10.29 to Rafaella’s Current Report on Form 8-K, filed December 16, 2008, and herein incorporated by reference.

10.30

Factoring Agreement (Collection), dated December 19, 2008, between Rafaella Apparel Group, Inc. and Wells Fargo Trade Capital, LLC, previously filed as Exhibit 10.29 to Rafaella’s Current Report on Form 8-K, filed December 16, 2008, and herein incorporated by reference.

10.31

Factoring Agreement (Collection), dated December 19, 2008, between Verrazano, Inc. and Wells Fargo Trade Capital, LLC, previously filed as Exhibit 10.29 to Rafaella’s Current Report on Form 8-K, filed December 16, 2008, and herein incorporated by reference.

10.32

Amendment No. 7 to Financing Agreement, dated December 16, 2008, among Rafaella Apparel Group, Inc., Verrazano, Inc. and HSBC Bank USA, National Association, previously filed as Exhibit 10.32 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008, and herein incorporated by reference.

Exhibit No.	Description
10.33

Amendment No. 8 to Financing Agreement, dated February 10, 2009, among Rafaella Apparel Group, Inc., Verrazano, Inc. and HSBC Bank USA, National Association, previously filed as Exhibit 10.33 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2008, and herein incorporated by reference.

10.34

Amendment No. 9 to Financing Agreement, dated September 25, 2009, among Rafaella Apparel Group, Inc., Verrazano, Inc. and HSBC Bank USA, National Association, previously filed as Exhibit 99.1 to Rafaella’s Current Report on Form 8-K filed October 1, 2009, and herein incorporated by reference.

10.35

Employment Agreement dated as of April 3, 2009, between Rafaella Apparel Group, Inc. and Lance Arneson, previously filed as Exhibit 99.1 to Rafaella’s Current Report on Form 8-K, filed June 9, 2009, and herein incorporated by reference.

10.36

Letter Agreement dated as of July 28, 2009, between Rafaella Apparel Group, Inc. and Joel H. Newman, previously filed as Exhibit 99.1 to Rafaella’s Current Report on Form 8-K, filed July 28, 2009, and herein incorporated by reference.

21.1**	List of subsidiaries of Rafaella Apparel Group, Inc.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

October 13, 2009	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christa Michalaros	Chief Executive Officer and Director	October 13, 2009
(Principal Executive Officer)
Christa Michalaros

/s/ Lance D. Arneson	Vice-President of Finance, Principal Accounting Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	October 13, 2009

Lance D. Arneson

/s/ John Kourakos	Director, Chairman of the Board	October 13, 2009

John Kourakos

/s/George Kollitides	Director	October 13, 2009

George Kollitides

/s/ Joel Newman	Director	October 13, 2009

Joel Newman

/s/ Ronald Frankel	Director	October 13, 2009

Ronald Frankel

/s/ Robert Newman	Director	October 13, 2009

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

Rafaella Apparel Group, Inc. and Subsidiaries
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rafaella Apparel Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Rafaella Apparel Group, Inc. and its subsidiaries (the “Company”) at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” on July 1, 2007.

PricewaterhouseCoopers LLP

New York, NY

October 13, 2009

Rafaella Apparel Group, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except number of shares)

	June 30, 2009	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$17,698	$17,131
Receivables, net	11,550	15,286
Inventories	12,334	33,249
Deferred income taxes	1,080	3,578
Other current assets	5,557	1,023
Total current assets	48,219	70,267
Equipment and leasehold improvements, net	1,703	1,082
Intangible assets, net	35,265	65,314
Deferred financing costs, net	2,199	4,807
Other assets	93	47
Deferred income taxes		7,331
Total assets	$87,479	$148,848

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,810	$10,549
Accrued expenses and other current liabilities	2,168	2,278
Current portion of senior secured notes		865
Total current liabilities	9,978	13,692
Senior secured notes	82,992	119,748
Income taxes	1,770	7,294
Deferred rent	422	384
Total liabilities	95,162	141,118
Commitments and contingencies
Redeemable convertible preferred stock—$.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized; 7,500,000 shares issued and outstanding	56,110	52,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 shares authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	288	264
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(38,084)	(18,647)
Total stockholders’ equity (deficit)	(63,793)	(44,380)
Total liabilities and stockholders’ equity (deficit)	$87,479	$148,848

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007

Net sales	$147,965	$177,990	$191,284
Cost of sales	113,037	129,086	127,170
Gross profit	34,928	48,904	64,114
Selling, general and administrative expenses	30,199	32,513	30,951
Intangible asset impairment	25,840	34,504
Operating income (loss)	(21,111)	(18,113)	33,163
Interest expense, net	13,232	17,964	23,884
Gain on senior secured note purchases	(25,632)	(3,124)
Interest expense and other financing, net	(12,400)	14,840	23,884
Income (loss) before provision for (benefit from) income taxes	(8,711)	(32,953)	9,279
Provision for (benefit from) income taxes	6,726	(8,199)	2,999
Net income (loss)	(15,437)	(24,754)	6,280
Dividends accrued on redeemable convertible preferred stock	4,000	4,000	4,000
Net income (loss) available to common stockholders	$(19,437)	$(28,754)	$2,280

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

	Common Stock		Additional Paid in	Deemed Dividend, in excess of predecessor	Retained Earnings (Accumulated
	Shares	Amount	Capital	basis	Deficit)	Total
Balance at June 30, 2006	2,500,000	$25		$(26,022)	$8,208	$(17,789)
Net income					6,280	6,280
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			$241			241
Balance at June 30, 2007	2,500,000	25	241	(26,022)	10,488	(15,268)
Net loss					(24,754)	(24,754)
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			23			23
Adoption of FIN 48					(381)	(381)
Balance at June 30, 2008	2,500,000	25	264	(26,022)	(18,647)	(44,380)
Net loss					(15,437)	(15,437)
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			24			24
Balance at June 30, 2009	2,500,000	$25	$288	$(26,022)	$(38,084)	$(63,793)

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007

Cash flows provided by operating activities:
Net income (loss)	$(15,437)	$(24,754)	$6,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred finance charges	1,386	1,755	3,849
Accretion of original issue discount	835	1,041	772
Depreciation and amortization	4,671	4,504	4,985
Stock-based compensation expense	24	23	241
Income taxes	4,305	(10,236)	(2,364)
Deferred rent	38	64	191
Gain on senior secured note purchases	(25,632)	(3,124)
Intangible asset impairment	25,840	34,504
Changes in operating assets and liabilities:
Accounts receivable	3,736	5,499	1,725
Inventories	20,915	11,126	2,679
Other current assets	(4,534)	1,163	(46)
Accounts payable	(2,739)	(3,336)	(2,440)
Accrued expenses and other current liabilities	(110)	(1,351)	871
Other assets	(46)	(6)
Net cash provided by operating activities	13,252	16,872	16,743
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(1,083)	(966)	(214)
Net cash used in investing activities	(1,083)	(966)	(214)
Cash flows used in financing activities:
Repurchase of senior secured notes	(11,552)	(10,135)	(31,816)
Deferred financing costs	(50)	(30)
Change in book overdraft			(596)
Net cash used in financing activities	(11,602)	(10,165)	(32,412)
Net increase (decrease) in cash and cash equivalents	567	5,741	(15,883)
Cash and cash equivalents, beginning of period	17,131	11,390	27,273
Cash and cash equivalents, end of period	$17,698	$17,131	$11,390
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,232	$15,538	$20,104
Income taxes	7,203	548	7,326
Supplemental disclosures of non-cash financing activities:
Accretion of preferred stock to redemption value	$4,000	$4,000	$4,000

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc.
Notes to Consolidated Financial Statements

1.  Description of Business and Acquisition

Rafaella Apparel Group, Inc., together with its subsidiaries (the “Company”), is a wholesaler, designer, sourcer, marketer and distributer of a full line of women’s career and casual sportswear separates sold primarily under the Rafaella brand and private label brands of our customers.  The Company’s products are sold to department and specialty stores and off-price retailers located throughout the United States of America.

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

FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company is organized as, and operates in, one reportable segment:  the designing, sourcing, and marketing of a full line of women’s career and casual sportswear separates.  The Company’s chief operating decision-maker is its Chief Executive Officer.  The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by customer, for purposes of evaluating financial performance and allocating resources.  The Company’s operations and assets are primarily located in the United States of America.

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

Cash and cash equivalents

Cash and cash equivalents include overnight deposits with banks, which are unrestricted as to withdrawal or use, and have an original maturity of three months or less.  Interest income, included within interest expense, net that was earned on the Company’s cash and cash equivalents amounted to $54,000, $310,000, and $1,079,000, for the years ended June 30, 2009, 2008 and 2007, respectively.

Receivables

The Company assigns and sells certain of its accounts receivable pursuant to an agreement with a large commercial financial institution (the “factor”) whereby the factor pays the Company after the factor receives payment from the Company’s customer.  The factor will assume credit risk on all assigned accounts receivable for which it has provided written credit approval.  An allowance for sales discounts, returns, markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables.  Certain of these provisions result from seasonal negotiations with customers, as well as historic deduction trends and the evaluation of current market conditions.  The Company also grants credit directly to certain customers in the normal course of business without participation by the factor.  An allowance for doubtful accounts is determined through an analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on an evaluation of historic and anticipated trends, the financial condition of the Company’s customers, and an evaluation of the impact of economic conditions.  The Company’s historical estimates of these costs have not differed materially from actual results.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined at standard costs, which approximate the FIFO (First-in, First-out) method.  Cost includes amounts paid to purchase piece goods and manufacture the Company’s products, plus duty, quota, inbound freight and costs associated with the Company’s Hong Kong subsidiary.

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

The Company’s policy is to evaluate depreciable and amortizable assets (fixed assets, customer relationships and non-compete agreements) for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable from the undiscounted cash flows expected from the use of the asset.  These depreciable and amortizable assets are tested for impairment by comparing the carrying amount of the assets to their fair values.  This approach is dependent upon future growth and trends.  Any impairment loss would be measured as the excess of carrying amount over the fair value of the asset, determined on the basis of discounted cash flows from the expected use of the asset.

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

Revenue recognition

Sales are recognized when merchandise is delivered and title and risk of loss are transferred to customers.  Revenue is recorded net of estimated discounts, returns and allowances.  Discounts are based on trade terms.  Returns and allowances require pre-approval from management.  On a seasonal basis, the Company negotiates price allowances with its customers as sales incentives or for the cost of certain promotions.  These allowances are estimated based on historic trends, seasonal results, an evaluation of current economic conditions, and retailer performance.

Cost of sales

Cost of sales includes expenses to acquire and produce goods for sale, including product costs, freight, import costs, third party inspection activity, and provisions for shrinkage, excess and obsolete inventory.  Warehousing activities, including receiving, storing, picking, packing and general warehousing costs, are included in selling, general and administrative expenses.

Advertising

The Company records advertising expense as incurred.  Cooperative advertising expenses without specific performance guidelines are reflected as a reduction of net sales and for the years ended June 30, 2009, 2008 and 2007 were approximately $1,643,000, $2,302,000, and $1,478,000, respectively.  Non cooperative advertising expenses approximated $132,000 and $225,000 for the years ended June 30, 2009 and 2008.  Non cooperative advertising for the year ended June 30, 2007 was not significant.

Shipping and handling costs

The Company includes shipping and handling costs associated with inbound freight in cost of sales.  Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and for the years ended June 30, 2009, 2008 and 2007 amounted to approximately $300,000, $332,000, and $470,000, respectively.

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

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” (“SFAS 166”), and (2) concern about the application of certain key provisions of FASB

Interpretation No. 46(R), including those in which the accounting and disclosures under the interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is evaluating the impact the adoption of SFAS 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS 166. SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard is effective for interim and annual periods beginning with our fiscal year ended June 30, 2009. The Company adopted SFAS 165 effective June 30, 2009 and has made the appropriate additional disclosures in its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact of this FSP, if any, on its results of operations and financial position.

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

Under the Plan, unvested awards become immediately vested upon the occurrence of a Liquidity Event.  A Liquidity Event, as defined in the Plan, is (i) a change in control, (ii) the sale, transfer or other disposition of all or substantially all of the business and assets, (iii) the consummation of an initial public offering, or (iv) the dissolution or liquidation of the Company.  Common stock acquired through the exercise of stock option grants or vesting of restricted stock issued under the Plan may not be sold, disposed of or otherwise transferred by a participant of the Plan prior to a Liquidity Event without the consent of Cerberus Capital Management, L.P. (“Cerberus”), a shareholder of the Company.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards. The weighted-average estimated fair value of stock options granted during the year ended June 30, 2007 was $1.82.  Fair value was estimated using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield - 0%, (ii) expected volatility - range of 40% to 50%, (iii) risk-free interest rate - range of 4.76% to 4.92%, and (iv) expected life - 4 to 5 years.  There were no stock options granted during the years ended June 30, 2009 and 2008.

A summary of stock option plan activity during the year ended June 30, 2009 is presented below:

	Shares	Weighted Average Remaining Contractual Life (in years)
Options outstanding, July 1, 2008	1,111,111
Forfeited	(145,834)
Options outstanding, June 30, 2009	965,277	7.2
Options exercisable, June 30, 2009	798,610	7.2

As of June 30, 2009, common stock that could be acquired through the exercise of 409,722 stock options are subject to the call right provisions described above.  Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause.  As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of June 30, 2009, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $240,000 at June 30, 2009.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions described above, of approximately $24,000, $23,000 and $241,000 during the years ended June 30, 2009, 2008 and 2007, respectively.  As of June 30, 2009, there was an additional $19,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 0.8 years.  Subsequent to June 30, 2009, 187,500 options to purchase shares of common stock of the Company were forfeited in connection with the departure of a former executive of the Company.

The Company is obligated to pay certain cash payments equal to one and three-tenths percent (1.3%) of the Appreciated Value of the Company in connection with Sale Transactions and one and three-tenths percent (1.3%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and a former employee and a member of the Company’s board of directors during the year ended June 30, 2008.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of June 30, 2009, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

4.  Receivables

Receivables consist of (in thousands):

	June 30, 2009	June 30, 2008

Due from factor	$18,260	$12,732
Trade receivables	1,712	10,000
	19,972	22,732
Less: Allowances for sales returns, discounts, and credits	(8,422)	(7,446)
	$11,550	$15,286

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivable of the Company then held by GMAC were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  On February 5, 2009, as part of the termination of the GMAC arrangement, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.  The Letter of Credit was subsequently reduced to $65,000 in September 2009 and expires on February 4, 2010, subject to extension under certain circumstances.

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

For the years ended June 30, 2009, 2008 and 2007, the provision for sales returns, discounts and credits charged to earnings was $35,223,000, $34,364,000, and $35,141,000, respectively, and decreased by authorized deductions taken by customers of $34,247,000, $33,836,000, and $35,830,000, respectively.

5.  Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2009	June 30, 2008

Piece goods (held by contractors)	$266	$1,544
Finished goods:
In warehouse	6,761	20,170
In transit	5,307	11,535
	$12,334	$33,249

6.  Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30, 2009	June 30, 2008

Furniture, fixtures and equipment	$2,083	$1,136
Leasehold improvements	375	239
	2,458	1,375
Less: Accumulated depreciation and amortization	(755)	(293)
	$1,703	$1,082

Depreciation and amortization expense of equipment and leasehold improvements for the years ended June 30, 2009, 2008 and 2007 were approximately $462,000, $168,000, and $45,000, respectively.

7.  Intangible Assets

Intangible assets resulting from the June 20, 2005 acquisition, consist of the following as of June 30, 2009 and 2008 (in thousands):

	Estimated Lives	2009	2008
Customer relationships	7, 15 years	$43,525	$43,525
Less: Accumulated amortization		(17,359)	(13,406)
		26,166	30,119

Non-compete agreements	2, 10 years	3,067	3,067
Less: Accumulated amortization		(1,525)	(1,269)
		1,542	1,798

Trademark and trade name	Indefinite life	7,557	33,397
Total intangible assets		$35,265	$65,314

The Company’s indefinite-lived intangible assets consist of the Rafaella trademark and trade name, as the Company believes these assets will contribute to cash flows indefinitely.  These assets have been in existence since the Company’s inception 25 years ago, and there is no foreseeable limit on the period of time over which they are expected to contribute to cash flows.  In accordance with SFAS No. 142, the Company’s trademark and trade name are reviewed at least annually for impairment.  The Company performed an impairment test of the trademark and trade name during the second and fourth quarters of the fiscal year ended June 30, 2009 and the fourth quarter of the fiscal year ended June 30, 2008 and determined that the trademark and trade name was impaired necessitating a charge of $23.4 million, $2.4 million and $34.5 million, respectively.  The impairment resulted from decreased sales and cash flows attributed to the Rafaella brand and reductions to management forecasts resulting from the continuing adverse economic conditions and current state of the US retail apparel environment.  The impairment charges of $25.8 million and $34.5 million are reflected within selling, general and administrative expenses for the years ended June 30, 2009 and 2008.  There were no impairments or impairment indicators present and therefore no impairment loss was recorded during the fiscal year ended June 30, 2007.  The Company re-evaluated the useful lives of the trademark and tradename and customer relationships as of June 30, 2009 and determined that the impairment and other circumstances did not warrant revised estimates of useful lives.  Both non-compete agreements are with Directors of the Company.  The amortization expense related to intangible assets for the years ended June 30, 2009, 2008 and 2007 was approximately $4,209,000, $4,336,000, and $4,940,000, respectively.

Estimated amortization expense for the next five years is as follows:

(in thousands)
2010	$3,934
2011	3,661
2012	3,401
2013	2,874
2014	2,661

We base our fair value estimates on assumptions we believe are reasonable, but which are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  If the estimated fair value of the assets is less than their carrying amount, an impairment loss is recognized equal to such difference.

8.  Short-term Borrowings

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  Effective September 30, 2008, the Company entered into an amendment of the Credit Facility with HSBC that changed certain terms of the agreement.  The Company sought to amend the Credit Facility as it would not have been in compliance with its working capital financial covenant as of September 30, 2008.  On February 10, 2009, the Company amended the Credit Facility’s positive net income financial covenant as the Company’s forecasts indicated that there was the likelihood that the Company would not be in compliance with the net income financial covenant, at some point, over the next 12 months.  On September 25, 2009, the Company further amended the Credit Facility as it would not have been in compliance with its working capital financial covenant at any point on or after June 30, 2010.  The amendment is effective as of September 25, 2009.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities.  The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances and $6.0 million for standby letters of credit through December 31, 2009 and $4.0 million at all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At June 30, 2009, there were no loans and $10.1 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct debt advances plus letters of credit approximated $3.4 million as of June 30, 2009.

Borrowings under the Credit Facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities; the definition of current liabilities excludes indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010.  With the exception of the fiscal quarters ending on March 31, 2009, June 30, 2009, June 30, 2010, and September 30, 2010, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  The Company is permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009 and up to a net loss of $1,300,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.

The Company is required to maintain minimum cash collateral balances at varying times during the term of the Credit Facility as follows: (a) $6,000,000 from December 31, 2009 through January 31, 2010, (b) $0 from February 1, 2010 through April 30, 2010, (c) $3,500,000 from May 1, 2010 through July 31, 2010, (d) $0 from August 1, 2010 through September 30, 2010, (e) $1,000,000 from October 1, 2010 through October 31, 2010, (f) $0 from November 1, 2010 through November 30, 2010 and (g) $3,000,000 from December 1, 2010 through December 15, 2010.

As of June 30, 2009, the Company was in compliance with each of the financial covenants.  The Company expects that it will meet its future debt covenants over the next 12 months. Management believes that the covenant with the most sensitivity and risk of future violation is the net income financial covenant discussed above. A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations continue to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

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

Pursuant to the Credit Facility, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the Credit Facility.  Under the Company’s factoring agreement, the Company directs its customers to remit payments on accounts receivable to its factor.  At the request of HSBC, the Company has directed its factor to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the Credit Facility.  Payments from customers in connection with the Company’s factoring arrangement are reflected in operating cash flows as collections of receivables.  Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows from financing activities in the statement of cash flows.

Loan borrowings and repayments under the Credit Facility were $13.8 million and $13.8 million, respectively, during the year ended June 30, 2009.  Loan borrowings and repayments under the Credit Facility were $12.8 million and $12.8 million, respectively, during the year ended June 30, 2008.  There were no loan borrowings or repayments under the Credit Facility during the year ended June 30, 2007.

9.  Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at June 30, 2009 and 2008 is $84,743,000 and $124,261,000, respectively.  At June 30, 2009 and 2008, debt held in treasury approximated $52,655,000 and $14,027,000, respectively.  At June 30, 2009 and 2008, the unamortized original issue discount is $1,751,000 and $3,648,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at June 30, 2009 and 2008.  At June 30, 2009 and 2008, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $16,101,000, and $73,159,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the revolving credit facility.

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

An annual excess cash flow payment with respect to the fiscal year ending June 30, 2009 will not be required.  This  is based on the Company’s financial position as of June 30, 2009 and its results of operations and cash flows for the year then ended.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the year ended June 30, 2009.

In July 2009, the Company purchased, at a discount, $3.5 million of outstanding senior secured notes on the open market.  A pre-tax gain of approximately $2.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, will be recorded to interest expense during the year ended June 30, 2010.

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

The Preferred Stock is redeemable at the option of the holder upon the earlier of (i) a change in control of the Company, as defined in the certificate of incorporation, (ii) June 20, 2010, if no principal amounts of the senior secured notes are outstanding, and (iii) December 20, 2011, if principal amounts of the senior secured notes are outstanding.  The Preferred Stock is redeemable at its original purchase price, plus a return of 10% per annum, which is being accreted through a charge to retained earnings.  Since the redemption of the Preferred Stock is outside the control of the Company, the Preferred Stock is classified outside of stockholders’ equity (deficit) on the consolidated balance sheets.  For each of the years ended June 30, 2009, 2008 and 2007, the Company accreted $4,000,000 towards the Preferred Stock.

The Preferred Stock is convertible into common stock on a one for one basis.  Such conversion ratio is subject to adjustment in the event of additional issuances of common stock at prices less than the original conversion price.

11.  Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007

Current:
Federal	$1,664	$1,714	$5,106
State and local	644	322	257
	2,308	2,036	5,363
Deferred:
Federal	4,000	(9,462)	(1,939)
State and local	418	(773)	(425)
	4,418	(10,235)	(2,364)
	$6,726	$(8,199)	$2,999

The effective income tax rate differs from the statutory income tax rate as follows:

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007

Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	(9.1)	3.5	(1.7)
Valuation allowance	(109.5)	(11.2)
FIN 48 interest and liabilities	7.4	(1.4)
Effective tax rate	(77.2)%	24.9%	32.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of deferred taxes as of June 30, 2009 and 2008, relating primarily to temporary differences arising as a result of the acquisition, are as follows (in thousands):

	June 30, 2009	June 30, 2008

Deferred tax assets:
Accounts receivable	$	$192
Inventories	728	3,052
Accrued expenses and other liabilities	508	484
Interest	15	493
Deferred financing costs and other assets	262	426
Intangible assets	15,917	10,460
Stock-based compensation	111	105
Other	81	70
Total deferred tax assets	17,622	15,282
Valuation allowance on deferred tax assets	(14,995)	(4,300)
Deferred tax liabilities:
Senior secured notes	(2,950)
Depreciation	(169)	(73)
Total deferred tax liabilities	(3,119)	(73)
Net deferred taxes	$(492)	$10,909

During the years ended June 30, 2009 and 2008, the Company established a valuation allowance of $9.9 million and $4.3 million, respectively, for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairments (note 7).  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.  In addition, the Company does not expect to recognize an income tax benefit from its customer relationship intangible assets and provided a deferred tax asset valuation allowance of $0.8 million during the year ended June 30, 2009 because the underlying tax basis of the customer relationships is capital in nature. Any federal operating losses generated for the period ended June 30, 2009 may be carried back, the benefit of which is reflected in current taxes receivable. Current taxes receivable approximated $5.4 million and $0.6 million as of June 30, 2009 and 2008, respectively, and are included in other assets on the balance sheet.  During the year ended June 30, 2007, the Company used $0.1 million of federal net operating loss carryforwards.  State net operating loss carryforwards of $6.2 million were used during the year ended June 30, 2007.  As of June 30, 2009 and 2008, there were no federal operating loss carryforwards. As of June 30, 2009 there were state operating loss carryforwards of $5.2 million, which will expire in 2029.

The Company remains subject to federal, state and local income tax examinations by tax authorities for all tax years, with the statute of limitations on the initial federal tax year closing as of September 2009.  Examination of the Company’s 2006 federal income tax return by the Internal Revenue Service was recently completed, as was a state tax audit for the 2006 and 2005 tax years.  No significant adjustments were proposed in connection with these examinations.  Subsequently, the related unrecognized tax benefits were recognized. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  As of June 30, 2009 and 2008, accrued interest approximated $27,000 and $1.2 million, respectively.  For the year ended June 30, 2009, interest income related to the reversal of unrecognized tax benefits recorded in income tax expense approximated $0.7 million.  For the year ended June 30, 2008, interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2009 and 2008 is as follows:

FIN 48 Tabular Reconciliation (in thousands)

	2009	2008

Gross unrecognized tax benefits at July 1,	$6,091	$5,893
Gross increases related to prior year tax positions	31	198
Gross decreases related to prior year tax positions	(5,953)
Gross unrecognized tax benefits at June 30,	$169	$6,091

As of June 30, 2009 and 2008, the Company had approximately $0.2 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company does not believe it is reasonably possible the unrecognized tax benefits will significantly increase or decrease within the next twelve months.

12.  Concentration of Credit Risk and Major Customers

The Company maintains its cash accounts in one commercial bank located in New York.  The cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per bank.

Receivables arise in the normal course of business.  Management minimizes its credit risk with respect to trade receivables sold to its factor.  For trade receivables not factored, management monitors the creditworthiness of such customers and reviews the outstanding receivables at period end, as well as uncollected account experience and establishes an allowance for doubtful accounts as deemed necessary.  Bad debt expense approximated $0.1 million and $0.6 million for the years ended June 30, 2009 and 2008.  Bad debt expense was not significant for the year ended June 30, 2007.

For the year ended June 30, 2009, sales to three customers approximated $42.0 million, $29.2 million, and $18.5 million of the Company’s consolidated net sales.  For the year ended June 30, 2008, sales to three customers approximated $37.3 million, $35.9 million, and $32.4 million of the Company’s consolidated net sales.  For the year ended June 30, 2007, sales to three customers approximated $41.2 million, $40.8 million, and $21.8 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from two customers approximated $2.5 million and $1.8 million at June 30, 2009.  Accounts receivable, net of allowances, from four customers approximated $3.0 million, $2.8 million, $2.5 million, and $1.7 million at June 30, 2008.

13.  Commitments and Contingencies

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller seeks $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper.  While management has denied any liability and intends to vigorously defend against Nicole Miller’s claims and pursue its counterclaim, at the present time, management believes that a loss is considered probable.  In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, when a loss is considered probable and the loss amount can be reasonably estimated within a range, the Company records the minimum estimated liability related to the matter if there is no best estimate within the range.  As of June 30, 2009, the Company has accrued $0.2 million corresponding to the low end of the range related to the potential loss.

Additionally, the Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties.

The Company enters into employment and consulting agreements with certain of its employees from time to time.  These contracts typically provide for severance and other benefits.  During the year ended June 30, 2009, the Company incurred severance costs of approximately $1.1 million.  The severance costs are primarily attributed to two former executive officers of the Company.

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

Years ending June 30,	(in thousands)
2010	$2,366
2011	1,948
2012	1,444
2013	821
2014	—
Thereafter	—
$6,579

Rent expense for the years ended June 30, 2009, 2008 and 2007 was approximately $2,625,000, $2,188,000, and $1,915,000, respectively.

The Company was contingently liable for open letters of credit of approximately $10.1 million and $16.9 million as of June 30, 2009, and 2008, respectively.

14.  Retirement Plan

The Company has a defined contribution retirement plan which covers all employees and provides for eligible employees to make elective contributions of up to 15% of their salary.  Company matching contributions to the plan for the years ended June 30, 2009, 2008 and 2007, were approximately $132,000, $198,000, and $181,000, respectively.

15.  Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying value due to their short-term maturities.  At June 30, 2009 and 2008, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $16,101,000 and $73,159,000, respectively.

16.  Subsequent Events

The Company has performed an evaluation of subsequent events through October 13, 2009, which is the date the consolidated financial statements were issued.  See Note 8 for discussion of amendment to the Credit Facility, Note 9 for discussion of repurchase of senior secured notes, Note 3 for discussion of forfeiture of options, and Note 4 for discussion of GMAC Letter of Credit.

17.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	June 30, 2009	June 30, 2008

Accrued interest expense	$424	$621
Accrued compensation and benefits	1,109	1,152
Other accrued liabilities	635	505
	$2,168	$2,278

18.  Quarterly Financial Data (unaudited) (in thousands)

	Quarter ended
	June 30, 2009(2)(4)	March 31, 2009(2)	December 31, 2008(4)	September 30, 2008(2)

Net sales	$23,838	$34,555	$40,675	$48,897
Gross profit	5,524	9,802	7,419	12,183
Net income (loss)	132	(276)	(25,444)	10,151

	Quarter ended
	June 30, 2008(1)(3)	March 31, 2008(1)	December 31, 2007	September 30, 2007

Net sales	$41,621	$46,394	$42,563	$47,412
Gross profit	10,652	12,960	9,266	16,026
Net income (loss)	(26,212)	995	(1,899)	2,362

(1)             The Company recorded gains of approximately $1.7 million and $0.4 million, net of tax, in connection with the senior secured note purchases (described in Note 9) during the quarterly periods ended June 30, 2008 and March 31, 2008, respectively.

(2)             The Company recorded gains of approximately $3.9 million, $1.0 million, and $10.6 million, net of tax, in connection with the senior secured note purchases (described in Note 9) during the quarterly periods ended June 30, 2009, March 31, 2009 and September 30, 2008, respectively.

(3)             The Company recorded an impairment charge of $34.5 million during the quarter ended June 30, 2008 related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  The impairment charge is reflected within selling, general and administrative expenses.

(4)             The Company recorded impairment charges of $2.4 million and $23.4 million during the quarters ended June 30, 2009 and December 31, 2008, respectively related to the decline in the fair value of the Rafaella trademark and trade name intangible asset (described in Note 7).  The impairment charge is reflected within selling, general and administrative expenses.

19.  Consolidating Financial Statements

In June 2005, the Company issued 11.25% Senior Secured Notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of June 30, 2009 and 2008, and for the years ended June 30, 2009, 2008 and 2007 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2009

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Assets
Current assets:
Cash and equivalents	$17,440	$230	$28	$17,698
Receivables, net	9,014	2,536		11,550
Inventories	11,297	1,037		12,334
Deferred income taxes	1,040	40		1,080
Other current assets	6,864	15,925	(17,232)	5,557
Total current assets	45,655	19,768	(17,204)	48,219
Equipment and leasehold improvements, net	1,534		169	1,703
Intangible assets, net	34,291	974		35,265
Deferred financing costs, net	2,199			2,199
Investment in subsidiaries	17,476		(17,476)
Other assets	47		46	93
Total assets	$101,202	$20,742	$(34,465)	$87,479

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,805	$1,977	$28	$7,810
Accrued expenses and other liabilities	17,933	92	(15,857)	2,168
Total current liabilities	23,738	2,069	(15,829)	9,978
Senior secured notes	82,992			82,992
Income taxes	1,770			1,770
Deferred rent	385		37	422
Total liabilities	108,885	2,069	(15,792)	95,162
Commitments and contingencies
Redeemable convertible stock	56,110			56,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	288	8,741	(8,741)	288
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(38,084)	9,932	(9,932)	(38,084)
Total stockholders’ equity (deficit)	(63,793)	18,673	(18,673)	(63,793)
Total liabilities and stockholders’ equity (deficit)	$101,202	$20,742	$(34,465)	$87,479

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

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2009

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$129,503	$18,462		$147,965
Cost of sales	96,238	15,824	$975	113,037
Gross profit	33,265	2,638	(975)	34,928
Selling, general and administrative expenses	28,032	2,041	126	30,199
Intangible asset impairment	25,840			25,840
Operating income (loss)	(20,607)	597	(1,101)	(21,111)
Interest expense, net	13,232			13,232
Gain on senior secured note purchases	(25,632)			(25,632)
Interest expense and other financing, net	(12,400)			(12,400)
Income (loss) before provision for (benefit from) income taxes	(8,207)	597	(1,101)	(8,711)
Provision for (benefit from) income taxes	6,471	255		6,726
Equity in earnings of subsidiaries	(759)		759
Net income (loss)	$(15,437)	$342	$(342)	$(15,437)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2008

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$145,561	$32,429		$177,990
Cost of sales	105,034	23,977	$75	129,086
Gross profit	40,527	8,452	(75)	48,904
Selling, general and administrative expenses	29,059	3,433	21	32,513
Intangible asset impairment	34,504			34,504
Operating income (loss)	(23,036)	5,019	(96)	(18,113)
Interest expense, net	17,964			17,964
Gain on senior secured note purchases	(3,124)			(3,124)
Interest expense and other financing, net	14,840			14,840
Income (loss) before provision for (benefit from) income taxes	(37,876)	5,019	(96)	(32,953)
Provision for (benefit from) income taxes	(10,013)	1,814		(8,199)
Equity in earnings of subsidiaries	3,109		(3,109)
Net income (loss)	$(24,754)	$3,205	$(3,205)	$(24,754)

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

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2009

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income (loss)	$(15,437)	$342	$(342)	$(15,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	1,386			1,386
Accretion of original issue discount	835			835
Depreciation and amortization	4,313	330	28	4,671
Equity in earnings of subsidiaries	759		(759)
Stock-based compensation expense	24			24
Income taxes	4,114	191		4,305
Deferred rent	1		37	38
Gain on senior secured note purchases	(25,632)			(25,632)
Intangible asset impairment	25,840			25,840
Changes in operating assets and liabilities:
Accounts receivable	4,671	(935)		3,736
Inventories	20,170	745		20,915
Other current assets	(5,778)	(1,314)	2,558	(4,534)
Accounts payable	(3,673)	906	28	(2,739)
Accrued expenses and other current liabilities	1,183	(12)	(1,281)	(110)
Other assets			(46)	(46)
Net cash provided by (used in) operating activities	12,776	253	223	13,252
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(888)		(195)	(1,083)
Net cash used in investing activities	(888)		(195)	(1,083)
Cash flows (used in) provided by financing activities:
Change in book overdraft		(23)	23
Repurchase of senior secured notes	(11,552)			(11,552)
Deferred financing costs	(50)			(50)
Net cash (used in) provided by financing activities	(11,602)	(23)	23	(11,602)
Net increase in cash and cash equivalents	286	230	51	567
Cash and cash equivalents, beginning of period	17,154		(23)	17,131
Cash and cash equivalents, end of period	$17,440	$230	$28	$17,698

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2008

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income (loss)	$(24,754)	$3,205	$(3,205)	$(24,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	1,755			1,755
Accretion of original issue discount	1,041			1,041
Depreciation and amortization	4,173	331		4,504
Equity in earnings of subsidiaries	(3,109)		3,109
Stock-based compensation expense	23			23
Income taxes	(10,121)	(115)		(10,236)
Deferred rent	64			64
Gain on senior secured note purchases	(3,124)			(3,124)
Intangible asset impairment	34,504			34,504
Changes in operating assets and liabilities:
Accounts receivable	3,497	2,002		5,499
Inventories	7,545	3,581		11,126
Other current assets	1,045	(5,557)	5,675	1,163
Accounts payable	178	(3,515)	1	(3,336)
Accrued expenses and other current liabilities	4,182	45	(5,578)	(1,351)
Other assets	(6)			(6)
Net cash provided by (used in) operating activities	16,893	(23)	2	16,872
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(964)		(2)	(966)
Net cash used in investing activities	(964)		(2)	(966)
Cash flows (used in) provided by financing activities:
Change in book overdraft		23	(23)
Repurchase of senior secured notes	(10,135)			(10,135)
Deferred financing costs	(30)			(30)
Net cash (used in) provided by financing activities	(10,165)	23	(23)	(10,165)
Net increase in cash and cash equivalents	5,764		(23)	5,741
Cash and cash equivalents, beginning of period	11,390			11,390
Cash and cash equivalents, end of period	$17,154	$	$(23)	$17,131

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