Form 10-Q
period 2009-09-30
RAFAELLA APPAREL GROUP,INC.
filed 2009-11-16
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 16, 2009, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

(unaudited)

	September 30, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$13,512	$17,698
Receivables, net	17,251	11,550
Inventories	11,312	12,334
Deferred income taxes	1,080	1,080
Other current assets	5,683	5,557
Total current assets	48,838	48,219
Equipment and leasehold improvements, net	1,327	1,703
Intangible assets, net	34,280	35,265
Deferred financing costs, net	1,908	2,199
Other assets	93	93
Total assets	$86,446	$87,479
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,786	$7,810
Accrued expenses and other current liabilities	4,348	2,168
Total current liabilities	10,134	9,978
Senior secured notes	79,755	82,992
Income taxes	2,684	1,770
Deferred rent	403	422
Total liabilities	92,976	95,162
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	57,110	56,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	294	288
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(37,937)	(38,084)
Total stockholders’ equity (deficit)	(63,640)	(63,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$86,446	$87,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2009	September 30, 2008
Net sales	$29,401	$48,897
Cost of sales	20,549	36,714
Gross profit	8,852	12,183
Selling, general and administrative expenses	6,452	8,367
Operating income	2,400	3,816
Interest expense, net	2,823	3,677
Gain on senior secured note purchases	(2,543)	(17,594)
Interest expense and other financing, net	280	(13,917)
Income before provision for income taxes	2,120	17,733
Provision for income taxes	973	7,582
Net income	1,147	10,151
Dividends accrued on redeemable convertible preferred stock	1,000	1,000
Net income available to common stockholders	$147	$9,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2009	September 30, 2008
Cash flows used in operating activities:
Net income	$1,147	$10,151
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	284	379
Accretion of original issue discount	193	238
Depreciation and amortization	1,383	1,118
Stock-based compensation expense	6	6
Income taxes	914	88
Deferred rent	(19)	11
Gain on senior secured note purchases	(2,543)	(17,594)
Changes in operating assets and liabilities:
Accounts receivable	(5,701)	(12,596)
Inventories	1,022	3,487
Other current assets	(126)	677
Accounts payable	(2,024)	1,585
Accrued expenses and other current liabilities	2,105	9,641
Net cash used in operating activities	(3,359)	(2,809)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(22)	(111)
Net cash used in investing activities	(22)	(111)
Cash flows used in financing activities:
Repurchase of senior secured notes	(805)	(9,122)
Net cash used in financing activities	(805)	(9,122)
Net decrease in cash and cash equivalents	(4,186)	(12,042)
Cash and cash equivalents, beginning of period	17,698	17,131
Cash and cash equivalents, end of period	$13,512	$5,089

Supplemental disclosures of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$1,000	$1,000
Equipment and leasehold improvement costs incurred but not paid		461

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

Rafaella Apparel Group, Inc., together with its subsidiaries (the “Company”), is a wholesaler, designer, sourcer, marketer and distributor of a full line of women’s career and casual sportswear separates sold primarily under the Rafaella brand and private label brands of our customers.  The Company’s products are sold to department and specialty stores and off-price retailers located throughout the United States of America.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009, the results of its operations for the three months ended September 30, 2009 and 2008, and its cash flows for the three months ended September 30, 2009 and 2008.  These adjustments consist of normal recurring adjustments.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission.  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements included herein should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2009.

2.             Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the authoritative guidance to eliminate the historical GAAP hierarchy and establish only two levels of U.S. GAAP, authoritative and non-authoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in the first quarter of fiscal 2010 and it did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This amends the guidance for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is, or continues to be, a VIE. The amendment modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. This amendment also enhances the disclosure requirements about an entity’s involvement with a VIE.  This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is evaluating the impact the adoption of this amendment will have on its consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of qualifying special purpose entities for accounting purposes. This amendment limits the circumstances in which a financial asset, or a component of a financial asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. This amendment also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets.  The amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of this amendment will have on its consolidated financial statements.

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued guidance which allows for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until July 1, 2009. The Company’s non-recurring non-financial assets and liabilities include long-lived assets and intangible assets. The adoption of the guidance for financial assets and liabilities and for non-recurring non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the authoritative guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The authoritative guidance is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision will apply only to intangible assets acquired after the effective date. The Company adopted this authoritative guidance effective July 1, 2009.  The adoption of the guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset did not have a significant impact on the Company’s consolidated financial statements.

3.             Receivables

Receivables consist of (in thousands):

	September 30, 2009	June 30, 2009

Due from factor	$24,013	$18,260
Trade receivables	2,109	1,712
	26,122	19,972
Less: Allowances for sales returns, discounts, and credits	(8,871)	(8,422)
	$17,251	$11,550

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

For the three months ended September 30, 2009 and 2008, the provision for sales returns, discounts and credits charged to earnings was $8,703,000 and $8,436,000, respectively, and decreased by authorized deductions taken by customers of $8,254,000 and $7,659,000, respectively.

4.             Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2009	June 30, 2009

Piece goods (held by contractors)	$208	$266
Finished goods:
In warehouse	6,819	6,761
In transit	4,285	5,307
	$11,312	$12,334

5.             Short-term Borrowings

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  On September 25, 2009, the Company amended the Credit Facility as it would not have been in compliance with its working capital financial covenant at any point on or after June 30, 2010.  The amendment is effective as of September 25, 2009.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities. The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances, and $6.0 million for standby letters of credit through December 31, 2009 and $4.0 million at all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At September 30, 2009, there were no loans and $9.7 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct advances plus letters of credit approximated $8.3 million as of September 30, 2009.

Borrowings under the Credit Facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities; the definition of current liabilities excludes indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010.  With the exception of the fiscal quarters ending on March 31, 2009, June 30, 2009, June 30, 2010, and September 30, 2010, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  The Company was permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009 and is permitted to incur up to a net loss of $1,300,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.

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

As of September 30, 2009, the Company was in compliance with each of the financial covenants.  Additionally, the Company expects that it will meet its future debt covenants over the next 12 months. Management believes that the covenant with the most sensitivity and risk of future violation is the net income financial covenant discussed above. A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.  In addition, as noted earlier, the Company’s Credit Facility expires on December 15, 2010.  Consequently, if the Company is unable to amend the Credit Facility to extend its terms beyond December 15, 2010 or secure additional financing, it could have a material adverse effect on the Company.

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

There were no loan borrowings or repayments under the Credit Facility during the three months ended September 30, 2009.  Loan borrowings and repayments under the Credit Facility were $9.8 million and $9.8 million, respectively, during the three months ended September 30, 2008.

6.             Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at September 30, 2009 and June 30, 2009 is $81,243,000 and $84,743,000, respectively.  At September 30, 2009 and June 30, 2009, the unamortized original issue discount is $1,488,000 and $1,751,000, respectively.  At September 30, 2009 and June 30, 2009, debt held in treasury approximated $56,155,000 and $52,655,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at September 30, 2009 and June 30, 2009.  At September 30, 2009 and June 30, 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $20,311,000, and $16,101,000, respectively. The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the credit facility.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year.  Senior secured note aggregate principal amounts of $598,000, $221,000 and $17,429,000 were repurchased during November 2008, 2007 and 2006, respectively, in connection with excess cash flow offers made by the Company.  The November 2008, 2007 and 2006 repurchases of the notes, which were at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, approximated $631,000, $234,000 and $18.4 million, respectively.  The Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 2006 repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2008 and 2007 repurchase were not significant.

An annual excess cash flow payment with respect to the fiscal year ending June 30, 2009 was not required.  This was based on the Company’s financial position as of June 30, 2009 and its results of operations and cash flows for the year then ended.

For the three months ended September 30, 2009, the Company did not generate excess cash flow, as defined by the senior secured notes indenture. The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2010 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2010 is based on actual year-end results and are not currently determinable, the excess cash flow repurchase, if any, could differ materially from the amount estimated.  The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the year ended June 30, 2009.

The Company purchased, at a discount, $3.5 million of outstanding senior secured notes on the open market in July 2009.  A pre-tax gain of approximately $2.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the three months ended September 30, 2009.

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

7.             Income Taxes

The Company remains subject to federal, state and local income tax examinations by tax authorities for all tax years, with the statute of limitations on the initial federal tax year closing as of September 2009.  Examination of the Company’s 2006 federal income tax return by the Internal Revenue Service was recently completed, as was a state tax audit for the 2006 and 2005 tax years, during the year ended June 30, 2009.  No significant adjustments were proposed in connection with these examinations.  Subsequently, the related unrecognized tax benefits were recognized.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  Interest expense related to unrecognized tax benefits was not significant during the three month period ended September 30, 2009.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.1 million during the three month period ended September 30, 2008.

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

The Company’s effective income tax rate for the three months ended September 30, 2009 and 2008 was 45.9% and 42.8%, respectively.

For the three months ended September 30, 2009, the Company’s tax provision was increased by approximately $1.0 million attributed to the Company’s July 2009 senior secured note open market purchase (note 6).  The Company treated this as a discreet item. The estimated annual effective income tax rate for the year ending June 30, 2010 approximates 3%.  The estimated annual effective income tax rate of 3% is primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

For the three months ended September 30, 2008, the Company’s tax provision was increased by approximately $7.0 million attributed to the Company’s August 2008 senior secured note open market purchase (note 6).  The Company treated the August 2008 open market purchase as a discreet item. The estimated annual effective income tax rate for the year ended June 30, 2009 approximated 378%.  The estimated annual effective income tax rate of 378% was primarily due to an expected low pre-tax income, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.

8.             Stock-Based Compensation

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  There have been no stock options granted subsequent to the year ended June 30, 2007.

A summary of stock option plan activity during the three months ended September 30, 2009 is presented below:

	Shares	Weighted Average Remaining Contractual Life (in years)
Options outstanding, July 1, 2009	965,277
Forfeited	(187,500)
Options outstanding, September 30, 2009	777,777	7.0
Options exercisable, September 30, 2009	611,110	7.0

As of September 30, 2009, 222,222 stock options are subject to certain call right provisions described above.  Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of September 30, 2009, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $238,000 at September 30, 2009.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $6,000 during the three months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, there was an additional $13,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 0.6 years.

The Company is obligated to pay certain cash payments equal to one and three-tenths percent (1.3%) of the Appreciated Value of the Company in connection with Sale Transactions and one and three-tenths percent (1.3%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and a member of the Company’s board of directors and a former employee.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of September 30, 2009, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

9.             Concentration of Credit Risk and Major Customers

The Company maintains its cash accounts primarily in one commercial bank located in New York.  The cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per bank.

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

For the three months ended September 30, 2009 sales to three customers approximated $9.4, million, $5.7 million, and $4.6 million of the Company’s consolidated net sales.  For the three months ended September 30, 2008, sales to three customers approximated $13.6 million, $8.3 million, and $7.0 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from four customers approximated $3.9 million, $3.5 million, $3.0 million, and $2.0 million at September 30, 2009.  Accounts receivable, net of allowances, from two customers approximated $2.5 million and $1.8 million at June 30, 2009.

10.          Commitments and Contingencies

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller seeks $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper.  While management has denied any liability and intends to vigorously defend against Nicole Miller’s claims and pursue its counterclaim, at the present time, management believes that a loss is considered probable.  When a loss is considered probable and the loss amount can be reasonably estimated within a range, the Company records the minimum estimated liability related to the matter if there is no best estimate within the range.  As of June 30, 2009, the Company has accrued $0.2 million corresponding to the low end of the range related to the potential loss.  There have been no changes to the accrual as of September 30, 2009.

Additionally, the Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties.

The Company enters into employment and consulting agreements with certain of its employees from time to time.  These contracts typically provide for severance and other benefits.  Additionally, the Company has certain operating leases, which are disclosed in the notes to the consolidated annual financial statements.  The Company has no other off balance sheet arrangements.

11.          Exit Activities

During the first quarter of 2010, the Company decided to exit one of its warehouses located in Bayonne, NJ. The warehouse is currently under lease until December 2010 and has been utilized since July 2007 for warehousing and distribution activities. As a result of the decision to exit this warehouse, the Company assessed the recoverability of the long-term assets associated with the facility. These assets include leasehold improvements to the warehouse facility as well as racking used for inventory storage. As a result of this analysis, the Company wrote down the value of its leasehold improvements and fixed assets located at this warehouse by approximately $0.3 million (net) during the period ended September 30, 2009. This charge has been recorded as a part of the selling, general and administrative expenses line item of the statements of operations.

Based on the applicable authoritative guidance for exit and disposal activities, the Company has not met the cease-use criteria for the warehouse being exited as of September 30, 2009. Accordingly, the Company has not recorded an associated charge or liability. The cease-use criteria was met in the second quarter of 2010. In the second quarter, a charge for the estimated costs to be incurred to satisfy rental commitments under the lease, offset by projected sublease rental rates, will be recorded. This charge is not expected to be significant.

12.          Subsequent Events

The Company has performed an evaluation of subsequent events through November 16, 2009, which is the filing date of this quarterly report, and has determined that no material subsequent events have occurred other than the exit activities disclosed in Note 11.

13.          Guarantor Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of September 30, 2009 and June 30, 2009 and for the three months ended September 30, 2009 and 2008 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$11,868	$1,639	$5	$13,512
Receivables, net	13,796	3,455		17,251
Inventories	10,165	1,147		11,312
Deferred income taxes	1,040	40		1,080
Other current assets	7,206	12,676	(14,199)	5,683
Total current assets	44,075	18,957	(14,194)	48,838
Equipment and leasehold improvements, net	1,174		153	1,327
Intangible assets, net	33,388	892		34,280
Deferred financing costs, net	1,908			1,908
Investment in subsidiaries	17,387		(17,387)
Other assets	48		45	93
Total assets	$97,980	$19,849	$(31,383)	$86,446
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,799	$976	$11	$5,786
Accrued expenses and other current liabilities	16,903		(12,555)	4,348
Total current liabilities	21,702	976	(12,544)	10,134
Senior secured notes	79,755			79,755
Income taxes	2,684			2,684
Deferred rent	369		34	403
Total liabilities	104,510	976	(12,510)	92,976
Commitments and contingencies
Redeemable convertible preferred stock	57,110			57,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	294	8,741	(8,741)	294
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(37,937)	10,132	(10,132)	(37,937)
Total stockholders’ equity (deficit)	(63,640)	18,873	(18,873)	(63,640)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$97,980	$19,849	$(31,383)	$86,446

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$17,440	$230	$28	$17,698
Receivables, net	9,014	2,536		11,550
Inventories	11,297	1,037		12,334
Deferred income taxes	1,040	40		1,080
Other current assets	6,864	15,925	(17,232)	5,557
Total current assets	45,655	19,768	(17,204)	48,219
Equipment and leasehold improvements, net	1,534		169	1,703
Intangible assets, net	34,291	974		35,265
Deferred financing costs, net	2,199			2,199
Investment in subsidiaries	17,476		(17,476)
Other assets	47		46	93
Total assets	$101,202	$20,742	$(34,465)	$87,479
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,805	$1,977	$28	$7,810
Accrued expenses and other current liabilities	17,933	92	(15,857)	2,168
Total current liabilities	23,738	2,069	(15,829)	9,978
Senior secured notes	82,992			82,992
Income taxes	1,770			1,770
Deferred rent	385		37	422
Total liabilities	108,885	2,069	(15,792)	95,162
Commitments and contingencies
Redeemable convertible preferred stock	56,110			56,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	288	8,741	(8,741)	288
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(38,084)	9,932	(9,932)	(38,084)
Total stockholders’ equity (deficit)	(63,793)	18,673	(18,673)	(63,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$101,202	$20,742	$(34,465)	$87,479

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$24,813	$4,588		$29,401
Cost of sales	16,397	3,863	$289	20,549
Gross profit	8,416	725	(289)	8,852
Selling, general and administrative expenses	5,932	520		6,452
Operating income	2,484	205	(289)	2,400
Interest expense, net	2,823			2,823
Gain on senior secured note purchase	(2,543)			(2,543)
Interest expense and other financing, net	280			280
Income before provision for income taxes	2,204	205	(289)	2,120
Provision for income taxes	967	6		973
Equity in earnings of subsidiaries	(90)		90
Net income	1,147	199	(199)	1,147
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income available to common stockholders	$147	$199	$(199)	$147

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$41,853	$7,044		$48,897
Cost of sales	31,414	5,243	$57	36,714
Gross profit	10,439	1,801	(57)	12,183
Selling, general and administrative expenses	7,609	757	1	8,367
Operating income	2,830	1,044	(58)	3,816
Interest expense, net	3,677			3,677
Gain on senior secured note purchase	(17,594)			(17,594)
Interest expense and other financing, net	(13,917)			(13,917)
Income before provision for income taxes	16,747	1,044	(58)	17,733
Provision for income taxes	3,621	3,961		7,582
Equity in earnings of subsidiaries	(2,975)		2,975
Net income	10,151	(2,917)	2,917	10,151
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income available to common stockholders	$9,151	$(2,917)	$2,917	$9,151

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows used in operating activities:
Net income	$1,147	$199	$(199)	$1,147
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	284			284
Accretion of original issue discount	193			193
Depreciation and amortization	1,285	82	16	1,383
Stock-based compensation expense	6			6
Income taxes	914			914
Deferred rent	(16)		(3)	(19)
Gain on senior secured note purchase	(2,543)			(2,543)
Equity in earnings of subsidiaries	90		(90)
Changes in operating assets and liabilities:
Accounts receivable	(4,782)	(919)		(5,701)
Inventories	1,132	(110)		1,022
Other current assets	(343)	3,249	(3,032)	(126)
Accounts payable	(1,006)	(1,000)	(18)	(2,024)
Accrued expenses and other current liabilities	(1,105)	(92)	3,302	2,105
Other assets	(1)		1
Net cash used in operating activities	(4,745)	1,409	(23)	(3,359)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(22)			(22)
Net cash used in investing activities	(22)			(22)
Cash flows used in financing activities:
Repurchase of senior secured notes	(805)			(805)
Net cash used in financing activities	(805)			(805)
Net decrease in cash and cash equivalents	(5,572)	1,409	(23)	(4,186)
Cash and cash equivalents, beginning of period	17,440	230	28	17,698
Cash and cash equivalents, end of period	$11,868	$1,639	$5	$13,512

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Cash flows used in operating activities:
Net income	$10,151	$(2,917)	$2,917	$10,151
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	379			379
Accretion of original issue discount	238			238
Depreciation and amortization	1,036	82		1,118
Stock-based compensation expense	6			6
Income taxes	99	(11)		88
Deferred rent	11			11
Gain on senior secured note purchase	(17,594)			(17,594)
Equity in earnings of subsidiaries	2,975		(2,975)
Changes in operating assets and liabilities:
Accounts receivable	(12,250)	(346)		(12,596)
Inventories	4,065	(578)		3,487
Other current assets	589	(938)	1,026	677
Accounts payable	738	848	(1)	1,585
Accrued expenses and other current liabilities	6,775	3,833	(967)	9,641
Net cash used in operating activities	(2,782)	(27)		(2,809)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(111)			(111)
Net cash used in investing activities	(111)			(111)
Cash flows used in financing activities:
Change in book overdraft		27	(27)
Repurchase of senior secured notes	(9,122)			(9,122)
Net cash used in financing activities	(9,122)	27	(27)	(9,122)
Net decrease in cash and cash equivalents	(12,015)		(27)	(12,042)
Cash and cash equivalents, beginning of period	17,154		(23)	17,131
Cash and cash equivalents, end of period	$5,139	$	$(50)	$5,089

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K filed October 13, 2009.  The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements.  These risks and uncertainties may include those discussed elsewhere in our Annual Report on Form 10-K filed October 13, 2009 and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements.  Factors you should consider that could cause these differences include, among other things:

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

•                                        our ability to refinance the Credit Facility which expires on December 15, 2010;

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

•                                        our ability to retain our senior management and attract and retain qualified and experienced employees; and

•                                        other factors described in our Annual Report on Form 10-K filed October 13, 2009.

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

COMPANY OVERVIEW

Our Company

We are an established wholesaler, designer, sourcer, marketer and distributor of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under our Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, knits, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include basic and fashion separates with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the manufacturing and production of our clothing line to factories primarily in Asia.  We sell directly to department, specialty and chain stores and off-price retailers.  During fiscal 2009, we had over 350 customers, representing over 4,200 individual retail locations.  Our customers include some of the larger retailers of women’s clothing in the United States.

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

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  Bills have been introduced and are pending in Congress which, if enacted, would hold China accountable for currency manipulation through the assessment of additional duties (such as those available under the antidumping and countervailing duty laws).  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various private interests have proposed extending the expired monitoring program covering textile imports from Vietnam and expanding it to cover imports from China.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

On November 8, 2005, the governments of the United States and China entered into a Memorandum of Understanding that took effect on January 1, 2006, and that established agreed quota levels on several textile categories including products imported by us.  The quota agreement, which remained in effect with respect to goods exported from China through December 31, 2008, allowed for annual import growth in all categories.  The bilateral agreement eliminated some of the uncertainty inherent in unilateral safeguard actions.  With the expiration of this agreement, imports of textiles and apparel from China are no longer subject to quantitative restrictions maintained by the United States.

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

In September 2009, the U.S. Department of Labor published a report finding the presence of child and / or forced labor in the garment industries of Argentina, China, India, Jordan, Malaysia and Thailand.  The report was prepared pursuant to a statutory mandate to, among other things: “develop and make available to the public a list of goods from countries that the Bureau of International Labor Affairs has reason to believe are produced by forced labor or child labor in violation of international standards” and “consult with other departments and agencies of the United States Government to reduce forced and child labor internationally and ensure that products made by forced labor and child labor in violation of international standards are not imported into the United States.”  In issuing its report, the U.S. Department of Labor has made clear that the inclusion of a product and country does not mean that all such goods produced in that country are made with forced labor or child labor.

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

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended September 30, 2009 and 2008.

	Quarterly Periods Ended
(in thousands, except percentages)	September 30, 2009		September 30, 2008

Net sales	$29,401	100.0%	$48,897	100.0%
Cost of sales	20,549	69.9	36,714	75.1
Gross profit	8,852	30.1	12,183	24.9
Selling, general and administrative expenses	6,452	21.9	8,367	17.1
Operating income	2,400	8.2	3,816	7.8
Interest expense, net	2,823	9.6	3,677	7.5
Gain on senior secured note purchases	(2,543)	(8.6)	(17,594)	(36.0)
Interest expense and other financing, net	280	1.0	(13,917)	(28.5)
Income before provision for income taxes	2,120	7.2	17,733	36.3
Provision for income taxes	973	3.3	7,582	15.5
Net income	1,147	3.9	10,151	20.8

Quarterly period ended September 30, 2009 compared to quarterly period ended September 30, 2008

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended September 30, 2009, as compared to the financial statements for the quarterly period ended September 30, 2008.

Net sales.  Net sales for the quarterly period ended September 30, 2009 was $29.4 million.  As compared to net sales of $48.9 million for the quarterly period ended September 30, 2008, net sales decreased by approximately $19.5 million or 39.9%.  The decrease of net sales was principally due to a decrease in gross sales of $19.1 million, related to a decrease in volume (approximately 39%) net of an increase in average revenue per unit (approximately 9%).  Customer allowances contributed to the remainder of the decrease in net sales.  The decrease in customer volume was attributed to decreases in off-price, private label and department store sales.  The increase in average revenue per unit was attributed to an increase in off-price sales per unit, partially offset by decreases in department store and private label sales per unit.

Gross profit.  Gross profit for the quarterly period ended September 30, 2009 was $8.9 million.  As a percentage of net sales, gross profit over this period was 30.1%.  As compared to the gross profit of $12.2 million for the quarterly period ended September 30, 2008 (24.9% of net sales), gross profit decreased by $3.3 million or 27.3%.  Gross profit as a percentage of net sales was favorably impacted by an improvement in margins associated with off-price customer sales, an increase in department store sales as a percentage to total net sales, and a decrease in inventory markdowns during the quarterly period ended September 30, 2009 compared with the prior year.  The increase in gross profit as a percentage of net sales was partially offset by an increase in customer allowances.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended September 30, 2009 was $6.5 million.  As compared to selling, general and administrative expenses of $8.4 million for the quarterly period ended September 30, 2008, there was an decrease of $1.9 million or 22.9%.  Decreases in compensation ($1.1 million), marketing expenses ($0.4 million), warehouse and distribution costs ($0.2 million), and factoring costs ($0.1 million) were the primary contributors to the overall decrease.  The Company wrote down the value of its leasehold improvements and fixed assets located at its Bayonne, NJ warehouse by approximately $0.3 million (net) during the period ended September 30, 2009. Refer to “Exit Activities” note to the condensed consolidated financial statements above for further discussion.  As a percentage of net sales, selling, general and administrative expenses was 21.9% for the quarterly period ended September 30, 2009 and 17.1% for the quarterly period ended September 30, 2008.

Operating income.  Operating income for the quarterly period ended September 30, 2009 was $2.4 million.  As compared to operating income of $3.8 million for the quarterly period ended September 30, 2008, operating income decreased by $1.4 million or 37.1%.  The decrease was a result of the changes described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the quarterly period ended September 30, 2009 was an expense of $0.3 million.  Interest expense and other financing, net for the quarterly period ended September 30, 2008 was a gain of $13.9 million.  We purchased $3.5 million and $28.5 million of our senior secured notes on the open market in July 2009 and August 2008, respectively.  Pre-tax gains of approximately $2.5 million and $17.6 million (resulting from the difference between the carrying book value of the senior secured notes and the amounts paid, net of deferred financing costs that were written-off) were recorded during the quarterly periods ended September 30, 2009 and 2008, respectively, in connection with the July 2009 and August 2008 open market purchases.  Interest expense, net (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $0.9 million quarter over quarter as a result of the reduction in our senior secured notes outstanding period over period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Income taxes.  We recorded a provision for income taxes of $1.0 million for the quarterly period ended September 30, 2009.  For the quarterly period ended September 30, 2008, we recorded a provision for income taxes of $7.6 million.

For the three months ended September 30, 2009, the Company’s tax provision was increased by approximately $1.0 million attributed to the Company’s July 2009 senior secured note open market purchase.  The Company treated this as a discreet item. The estimated annual effective income tax rate for the year ending June 30, 2010 approximates 3%.  The estimated annual effective income tax rate of 3% is primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

For the three months ended September 30, 2008, the Company’s tax provision was increased by approximately $7.0 million attributed to the Company’s August 2008 senior secured note open market purchase.  The Company treated the August 2008 open market purchase as a discreet item. The estimated annual effective income tax rate for the year ended June 30, 2009 approximated 378%.  The estimated annual effective income tax rate of 378% was primarily due to an expected low pre-tax income, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.

Net income.  Net income for the quarterly period ended September 30, 2009 was $1.1 million.  Net income as a percentage of net sales for the quarterly period ended September 30, 2009 was 3.9%.  As compared to the net income of $10.2 million for the quarterly period ended September 30, 2008 (20.8% of sales), our net income decreased by $9.0 million.  This increase was a result of the changes described above.

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

Revolving Credit Facility

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  On September 25, 2009, the Company amended the Credit Facility as it would not have been in compliance with its working capital financial covenant at any point on or after June 30, 2010.  The amendment is effective as of September 25, 2009.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities. The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances, and $6.0 million for standby letters of credit through December 31, 2009 and $4.0 million at all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At September 30, 2009, there were no loans and $9.7 million of letters of credit outstanding under the Credit Facility.  The Company’s aggregate maximum availability for direct advances plus letters of credit approximated $8.3 million as of September 30, 2009.

Borrowings under the Credit Facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each as defined).  The Credit Facility provides for a monthly commitment fee of 0.25% on the unused portion of the available credit under the facility.

Under the Credit Facility, the Company is required to maintain working capital in excess of $25.0 million.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities; the definition of current liabilities excludes indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010.  With the exception of the fiscal quarters ending on March 31, 2009, June 30, 2009, June 30, 2010, and September 30, 2010, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters.  The Company was permitted to incur up to a net loss of $750,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on March 31, 2009 and June 30, 2009 and is permitted to incur up to a net loss of $1,300,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.

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

As of September 30, 2009, the Company was in compliance with each of the financial covenants.  Additionally, the Company expects that it will meet its future debt covenants over the next 12 months. Management believes that the covenant with the most sensitivity and risk of future violation is the net income financial covenant discussed above. A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.  In addition, as noted earlier, the Company’s Credit Facility expires on December 15, 2010.  Consequently, if the Company is unable to amend the Credit Facility to extend its terms beyond December 15, 2010 or secure additional financing, it could have a material adverse effect on the Company.  We need significant working capital to purchase inventory and are often required to post letters of credit when placing an order with one of our third-party manufacturers or fabric suppliers.  We expect to meet our working capital needs primarily through our operating cash flow but we may also utilize our senior revolving credit facility, pursuant to which we have been able to obtain a line of credit and letters of credit.  If we are unable to meet the covenants in our senior revolving credit facility and, as a result, are unable to borrow under the facility, or to have letters of credit issued on our behalf, or we are unable to extend, renew or refinance such facility on terms satisfactory to us, our ability to purchase inventory would be curtailed or eliminated, which would significantly affect our marketing and sales efforts, thus significantly harming our business.

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

Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at September 30, 2009 and June 30, 2009 is $81,243,000 and $84,743,000, respectively.  At September 30, 2009 and June 30, 2009, the unamortized original issue discount is $1,488,000 and $1,751,000, respectively.  At September 30, 2009 and June 30, 2009, debt held in treasury approximated $56,155,000 and $52,655,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at September 30, 2009 and June 30, 2009.  At September 30, 2009 and June 30, 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $20,311,000, and $16,101,000, respectively. The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the credit facility.

Within 100 days after the end of each fiscal year, beginning with the fiscal year ended on June 30, 2006, the Company must make an offer to repurchase all or a portion of the notes at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, with 50% of excess cash flow, as defined, from the previous fiscal year.  Senior secured note aggregate principal amounts of $598,000, $221,000 and $17,429,000 were repurchased during November 2008, 2007 and 2006, respectively, in connection with excess cash flow offers made by the Company.  The November 2008, 2007 and 2006 repurchases of the notes, which were at 101% of their principal amount at maturity plus accrued and unpaid interest to the date of purchase, approximated $631,000, $234,000 and $18.4 million, respectively.  The Company wrote-off $1.7 million of unamortized original issue discount and deferred financing costs to interest expense in connection with the November 2006 repurchase.  Unamortized original issue discount and deferred financing costs associated with the November 2008 and 2007 repurchase were not significant.

An annual excess cash flow payment with respect to the fiscal year ending June 30, 2009 was not required.  This was based on the Company’s financial position as of June 30, 2009 and its results of operations and cash flows for the year then ended.

For the three months ended September 30, 2009, the Company did not generate excess cash flow, as defined by the senior secured notes indenture. The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2010 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2010 is based on actual year-end results and are not currently determinable, the excess cash flow repurchase, if any, could differ materially from the amount estimated.  The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the year ended June 30, 2009.

The Company purchased, at a discount, $3.5 million of outstanding senior secured notes on the open market in July 2009.  A pre-tax gain of approximately $2.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the three months ended September 30, 2009.

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

Our senior revolving credit facility with HSBC expires on December 15, 2010 and our senior secured notes mature on June 15, 2011.  Management currently does not believe that we will have sufficient cash on hand, based on our current cash flow projections, to settle the Senior Secured Notes in June 2011 at principal or face value.  If we are unable to secure additional financing, our business and results of operations may be materially adversely affected.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to us or at all.

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

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the three month periods ended September 30, 2009 and 2008.

	Three Month Periods Ended
(in thousands)	September 30, 2009	September 30, 2008
Net cash provided by (used in):
Operating activities	$(3,359)	$(2,809)
Investing activities	(22)	(111)
Financing activities	(805)	(9,122)
Net decrease in cash and cash equivalents	$(4,186)	$(12,042)

Operating activities.  Cash flows used in operating activities for the three month periods ended September 30, 2009 and 2008 were $3.4 million and $2.8  million, respectively.  The increase in cash flows used in operating activities from 2009 to 2010 is primarily attributed to a reduction in the Company’s operating income and the timing of inventory purchases, offset by accounts receivable collections.

Investing activities.  Net cash used in investing activities for the three month periods ended September 30, 2009 and 2008 were $22,000 and $0.1 million, respectively.  The use of cash during each of these periods was attributed to capital expenditures.

Financing activities.  Net cash used in financing activities for the three month periods ended September 30, 2009 and 2008 were $0.8 million and $9.1 million, respectively.  The use of cash during each of these periods was attributed to our July 2009 and August 2008 senior secured note open market purchases discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had outstanding letters of credit totaling $5.7 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).

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

We cannot borrow from Wells Fargo and GMAC and the amounts due from Wells Fargo and GMAC are pledged to our revolving credit facility lenders as security for amounts outstanding under our revolving credit facility.

Contractual Obligations

There have been no significant changes in the Company’s contractual obligations since June 30, 2009.

Effects of Inflation

Although our purchases from foreign manufacturers are made in U.S. dollars, mitigating any foreign exchange rate risk on purchase commitments, we may be subject to higher prices charged by our manufacturers to compensate for inflation or other market forces in such countries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K filed October 13, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the authoritative guidance to eliminate the historical GAAP hierarchy and establish only two levels of U.S. GAAP, authoritative and non-authoritative. When launched on July 1, 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the ASC. This authoritative guidance was effective for financial statements for interim or annual reporting periods ended after September 15, 2009. The Company adopted the new codification in the first quarter of fiscal 2010 and it did not have any impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This amends the guidance for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is, or continues to be, a VIE. The amendment modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. This amendment also enhances the disclosure requirements about an entity’s involvement with a VIE.  This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is evaluating the impact the adoption of this amendment will have on its consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of qualifying special purpose entities for accounting purposes. This amendment limits the circumstances in which a financial asset, or a component of a financial asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. This amendment also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets.  The amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of this amendment will have on its consolidated financial statements.

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued guidance which allows for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until July 1, 2009. The Company’s non-recurring non-financial assets and liabilities include long-lived assets and intangible assets. The adoption of the guidance for financial assets and liabilities and for non-recurring non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the authoritative guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The authoritative guidance is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The measurement provision will apply only to intangible assets acquired after the effective date. The Company adopted this authoritative guidance effective July 1, 2009.  The adoption of the guidance which amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset did not have a significant impact on the Company’s consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial product market prices and rates.  We are exposed to market risks, including changes in interest rates and a reduction in the value of the dollar.

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 5 to our condensed consolidated financial statements included elsewhere herein.  There were no loan borrowings or repayments under the revolving credit facility during the three months ended September 30, 2009.  At September 30, 2009, there were no loans outstanding under the revolving credit facility.

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

As of the period ended September  30, 2009 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended September 30, 2009, there were no material changes to the Company’s previously disclosed legal proceedings.  Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended June 30, 2009, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

The Credit Facility expires on December 15, 2010 and we may be unable to refinance on terms acceptable to us, if at all.

The Credit Facility expires on December 15, 2010 and we rely upon access to the credit markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. Market disruptions such as those currently being experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, unprecedented volatility in the markets where our outstanding indebtedness trades, and general economic downturns. If we are unable to access credit at competitive rates, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. Additionally, if current credit and capital market conditions continue, it could have a material adverse effect on our ability to refinance all or any portion of the Credit Facility, and we may be unable to refinance the Credit Facility on terms acceptable to us, if at all.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1*	Securities Purchase Agreement, dated April 15, 2005, among RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc., Verrazano, Inc., Ronald Frankel and Rafaella Corporation

2.2*	Amendment No. 1 to the Securities Purchase Agreement, dated May 27, 2005

2.3*	Contribution Agreement, dated June 20, 2005, among Rafaella Sportswear, Inc. and Rafaella Apparel Group, Inc.

3.1*	Amended and Restated Certificate of Incorporation of Rafaella Apparel Group, Inc.

3.2*	Bylaws of Rafaella Corporation

3.3*	Certificate of Incorporation of Verrazano, Inc.

3.4*	Bylaws of Verrazano, Inc.

4.1*	Stockholder’s Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc. and the principals set forth therein

4.2*	Indenture for the 11 1/4% Senior Secured Notes due 2011, dated June 20, 2005, among Rafaella Apparel Group, Inc., the guarantors named therein and The Bank of New York, as trustee and collateral agent

4.3*	First Supplemental Indenture, dated July 12, 2006, among Rafaella Apparel Group, Inc., the guarantors named therein and the Bank of New York, as trustee and collateral agent

4.4*	Form of 11 1/4% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Guarantee (included in Exhibit 4.2)

4.6*	Registration Rights Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Jeffries & Company, Inc. and the guarantors named therein

Exhibit No.	Description

4.7*	Intercreditor Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association, The Bank of New York, as trustee and collateral agent

4.8*	Second Lien Security Agreement, dated June 20, 2005, in favor of The Bank of New York, among Rafaella Apparel Group, Inc., the additional grantors listed therein and The Bank of New York

10.1*	Note Purchase Agreement, dated June 13, 2005, among the Company, Jeffries & Company, Inc. and the guarantors named therein

10.2*	Escrow Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Ronald Frankel, and JPMorgan Chase Bank, N.A., as escrow agent

10.3*	Redemption Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Rafaella Sportswear, Inc. and RA Cerberus Acquisition, LLC

10.4*	Financing Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York

10.5*	Continuing Indemnity Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.6*	Pledge Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, as Agent

10.7*	Continuing Letter of Credit Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.8*	Deposit Account Control Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., The Bank of New York and HSBC Bank USA, National Association

10.9*	Trademark Collateral Security Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.10*	Factoring Agreement, dated June 20, 2005, among GMAC Commercial Finance LLC and Rafaella Apparel Group, Inc.

10.11*	Rafaella Apparel Group, Inc. Equity Incentive Plan, dated June 20, 2005

10.12*	Employment Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.13*	Amendment to the Employment Agreement, dated June 20, 2005 between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.14*	Employment Agreement, dated as of April 24, 2006, between Rafaella Apparel Group, Inc. and Christa Michalaros

10.15*	Consulting Agreement and General Release, effective as of April 25, 2006, among Rafaella Apparel Group, Inc. and Glenn S. Palmer

10.16*	Employment Agreement dated as of May 1, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.17*	Amendment to the Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.18*	Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Rosemary Mancino

10.19

Employment Agreement, dated as of January 22, 2007, between Rafaella Apparel Group, Inc. and Jason W. Epstein, previously filed as Exhibit 10.19 to Rafaella’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007, filed May 15, 2007, and herein incorporated by reference.

Exhibit No.	Description

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

Exhibit No.	Description

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

10.37

Amended and Restated Employment Agreement, dated as of November 2, 2009, by and among Rafaella Apparel Group, Inc. and Lance D. Arneson, previously filed as Exhibit 10.37 to Rafaella’s Current Report on Form 8-K, filed November 6, 2009, and herein incorporated by reference.

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

RAFAELLA APPAREL GROUP, INC.

November 16, 2009	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

November 16, 2009	By:	/s/ Lance D. Arneson
Lance D. Arneson Chief Financial Officer (Principal Financial and Accounting Officer)