Form 10-Q
period 2009-12-31
RAFAELLA APPAREL GROUP,INC.
filed 2010-02-22
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
or

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

As of February 22, 2010, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

December 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

(unaudited)

	December 31, 2009	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$17,218	$17,698
Receivables, net	9,431	11,550
Inventories	10,638	12,334
Deferred income taxes	1,080	1,080
Other current assets	5,695	5,557
Total current assets	44,062	48,219
Equipment and leasehold improvements, net	1,250	1,703
Intangible assets, net	33,294	35,265
Deferred financing costs, net	1,452	2,199
Other assets	94	93
Total assets	$80,152	$87,479
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,539	$7,810
Accrued expenses and other current liabilities	2,871	2,168
Total current liabilities	10,410	9,978
Senior secured notes	70,719	82,992
Income taxes	4,838	1,770
Deferred rent	385	422
Total liabilities	86,352	95,162
Commitments and contingencies
Redeemable convertible preferred stock—$.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	58,110	56,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	299	288
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(38,612)	(38,084)
Total stockholders’ equity (deficit)	(64,310)	(63,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$80,152	$87,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	December 31, 2009	December 31, 2008
Net sales	$25,208	$40,675
Cost of sales	18,663	33,256
Gross profit	6,545	7,419
Selling, general and administrative expenses	6,991	7,599
Intangible asset impairment	0	23,430
Operating income (loss)	(446)	(23,610)
Interest expense, net	2,708	3,335
Gain on senior secured note purchases	(5,493)
Interest expense and other financing, net	(2,785)	3,335
Income (loss) before provision for (benefit from) income taxes	2,339	(26,945)
Provision for (benefit from) income taxes	2,015	(1,501)
Net income (loss)	324	(25,444)
Dividends accrued on redeemable convertible preferred stock	1,000	1,000
Net income (loss) available to common stockholders	$(676)	$(26,444)

	Six Months Ended
	December 31, 2009	December 31, 2008
Net sales	$54,609	$89,572
Cost of sales	39,212	69,970
Gross profit	15,397	19,602
Selling, general and administrative expenses	13,443	15,967
Intangible asset impairment	0	23,430
Operating income (loss)	1,954	(19,795)
Interest expense, net	5,530	7,012
Gain on senior secured note purchases	(8,036)	(17,594)
Interest expense and other financing, net	(2,506)	(10,582)
Income (loss) before provision for (benefit from) income taxes	4,460	(9,213)
Provision for (benefit from) income taxes	2,988	6,081
Net income (loss)	1,472	(15,294)
Dividends accrued on redeemable convertible preferred stock	2,000	2,000
Net income (loss) available to common stockholders	$(528)	$(17,294)

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	December 31, 2009	December 31, 2008
Cash flows provided by operating activities:
Net income (loss)	$1,472	$(15,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred finance charges	562	769
Accretion of original issue discount	386	428
Depreciation and amortization	2,499	2,083
Stock-based compensation expense	11	12
Income taxes	3,068	176
Deferred rent	(37)	23
Gain on senior secured note purchases	(8,036)	(17,594)
Intangible asset impairment		23,430
Changes in operating assets and liabilities:
Accounts receivable	2,119	(2,960)
Inventories	1,696	14,184
Other current assets	(138)	(1,386)
Accounts payable	(271)	29
Accrued expenses and other current liabilities	628	(460)
Other assets	(1)	(48)
Net cash provided by operating activities	3,958	3,392
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(75)	(727)
Net cash used in investing activities	(75)	(727)
Cash flows used in financing activities:
Deferred financing costs	0	(50)
Repurchase of senior secured notes	(4,363)	(9,690)
Net cash used in financing activities	(4,363)	(9,740)
Net decrease in cash and cash equivalents	(480)	(7,075)
Cash and cash equivalents, beginning of period	17,698	17,131
Cash and cash equivalents, end of period	$17,218	$10,056

Supplemental disclosures of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$2,000	$2,000

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2009, the results of its operations for the three and six months ended December 31, 2009 and 2008, and its cash flows for the six months ended December 31, 2009 and 2008.  These adjustments consist of normal recurring adjustments.  Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

3.                                      Receivables

Receivables consist of (in thousands):

	December 31, 2009	June 30, 2009

Due from factor	$11,135	$18,260
Trade receivables	7,393	1,712
	18,528	19,972
Less: Allowances for sales returns, discounts, and credits	(9,097)	(8,422)
	$9,431	$11,550

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivable of the Company then held by GMAC were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  On February 5, 2009, as part of the termination of the GMAC arrangement, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.  The Letter of Credit was subsequently reduced to $65,000 in September 2009 and expires on April 2, 2011, subject to extension under certain circumstances.

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

For the three months ended December 31, 2009 and 2008, the provision for sales returns, discounts and credits charged to earnings was $7,671,000 and $9,784,000, respectively, and decreased by authorized deductions taken by customers of $7,444,000 and $9,520,000, respectively.  For the six months ended December 31, 2009 and 2008, the provision for sales returns, discounts and credits charged to earnings was $16,374,000 and $18,220,000, respectively, and decreased by authorized deductions taken by customers of $15,698,000 and $17,179,000, respectively.

4.                                      Inventories

Inventories are summarized as follows (in thousands):

	December 31, 2009	June 30, 2009

Piece goods (held by contractors)	$332	$266
Finished goods:
In warehouse	5,237	6,761
In transit	5,069	5,307
	$10,638	$12,334

5.                                      Short-term Borrowings

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  On September 25, 2009, the Company amended the Credit Facility as it would not have been in compliance with its working capital financial covenant at any point on or after June 30, 2010.  The amendment is effective as of September 25, 2009.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities. The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances, and $6.0 million for standby letters of credit through December 31, 2009 and $4,010,000 at all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At December 31, 2009, there were no loans and $9.6 million of letters of credit outstanding under the Credit Facility.  The outstanding letters of credit are comprised of letters of credit totaling $5.6 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to note 3 for further discussion).  The Company’s aggregate maximum availability for direct advances plus letters of credit approximated $2.3 million as of December 31, 2009.

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

As of December 31, 2009, the Company was in compliance with each of the financial covenants.  Additionally, the Company expects that it will meet its future debt covenants through December 15, 2010, the expiration date of the Credit Facility. A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s results of operations, financial condition and cash flows may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy its financial covenants in future periods.

The Company requires significant working capital to purchase inventory and is often required to post commercial letters of credit when placing orders with certain of its third-party manufacturers or fabric suppliers.  In addition, standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit, are outstanding as of December 31, 2009.  The Company expects to meet its future working capital needs primarily through its operating cash flows as well as through the utilization of its Credit Facility, pursuant to which the Company has been able to obtain a line of credit and post letters of credit.  As noted earlier, the Company’s Credit Facility expires on December 15, 2010.  Consequently, if the Company is unable to amend the Credit Facility to extend its terms beyond December 15, 2010 or secure other financing, the Company’s results from operations, financial condition and cash flows may be materially adversely affected, which would significantly affect its marketing and sales efforts, thus significantly harming the Company’s business.

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

There were no loan borrowings or repayments under the Credit Facility during the six months ended December 31, 2009.  Loan borrowings and repayments under the Credit Facility were $13.8 million and $13.8 million, respectively, during the six months ended December 31, 2008.

6.                                      Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at December 31, 2009 and June 30, 2009 is $71,861,000 and $84,743,000, respectively.  At

December 31, 2009 and June 30, 2009, the unamortized original issue discount is $1,142,000 and $1,751,000, respectively.  At December 31, 2009 and June 30, 2009, debt held in treasury approximated $65,537,000 and $52,655,000, respectively.  The Company’s outstanding senior secured notes are recorded at carrying book value at December 31, 2009 and June 30, 2009.  At December 31, 2009 and June 30, 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $30,541,000, and $16,101,000, respectively. The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

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

For the six months ended December 31, 2009, the Company did not generate excess cash flow, as defined by the senior secured notes indenture. The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2010 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2010 is based on actual year-end results and are not currently determinable, the excess cash flow repurchase, if any, could differ materially from the amount estimated.  The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

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

The Company purchased, at a discount, $3.5 million of outstanding senior secured notes on the open market in July 2009.  A pre-tax gain of approximately $2.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the quarter ended September 30, 2009.

The Company purchased, at a discount, $5.0 million and $4.4 million outstanding senior secured notes on the open market in November 2009 and December 2009, respectively.  A pre-tax gain of approximately $5.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the quarter ended December 31, 2009.

As noted earlier, the Company’s senior Credit Facility with HSBC expires on December 15, 2010 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

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

7.                                      Income Taxes

The Company remains subject to federal, state and local income tax examinations by tax authorities beginning with the 2005 tax year, with the statute of limitations on the 2005 federal tax year closing as of September 2009.  Examination of the Company’s 2006 federal income tax return by the Internal Revenue Service was recently completed, as was a state tax audit for the 2006 and 2005 tax years, during the year ended June 30, 2009.  No significant adjustments were proposed in connection with these examinations.  Subsequent to the completion of the audit, the related unrecognized tax benefits were recognized.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  Interest expense related to unrecognized tax benefits was not significant during the six month period ended December 31, 2009.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.2 million during the six month period ended December 31, 2008.

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

The Company’s effective income tax rate for the six months ended December 31, 2009 and 2008 was 67.0% and 66.0%, respectively.

For the six months ended December 31, 2009, the Company’s tax provision was increased by approximately $3.1 million attributed to the Company’s July 2009, November 2009 and December 2009 senior secured note open market purchases (note 6).  The Company treated these purchases as discrete items during the three and six month periods ended December 31, 2009. The estimated annual effective income tax rate for the year ending June 30, 2010 approximates 4%.  The estimated annual effective income tax rate of 4% is primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

For the six months ended December 31, 2008, the Company’s tax provision was increased by approximately $6.7 million attributed to the Company’s August 2008 senior secured note open market purchase (note 6).  In addition, the Company recorded an impairment charge of $23.4 million recognized on the Rafaella trademark (note 12) during the quarter ended December 31, 2008, which results in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.  The Company treated the August 2008 open market purchase and the December 2008 impairment charge as discrete items. The estimated annual effective income tax rate for the year ended June 30, 2009 approximated 28%.  The estimated annual effective income tax rate of 28% was primarily due to the Company projecting pre-tax losses for fiscal 2009, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.

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

The purchase price for shares under clauses (iv) and (v) above is the lesser of (a) the purchase price, if any, paid for such shares by the participant, or if no price was paid, one dollar ($1.00) and (b) 50% of the fair market value of such shares.  If at any time after an initial public offering (as defined under the Plan), a participant’s employment or relationship is terminated for cause, the Company has the right, but not the obligation, to purchase from the participant and to cause the participant to sell to the Company, all common stock acquired through the exercise of stock option grants or vesting of restricted stock issued for the same purchase price as that of clauses (iv) and (v) above.  In the event that the Company does not exercise its repurchase rights above, Cerberus may also elect to repurchase the shares under the same terms and conditions.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  There have been no stock options granted subsequent to the year ended June 30, 2007.

A summary of stock option plan activity during the six months ended December 31, 2009 is presented below:

	Shares	Weighted Average Remaining Contractual Life (in years)
Options outstanding, July 1, 2009	965,277
Forfeited	(187,500)
Options outstanding, December 31, 2009	777,777	6.7
Options exercisable, December 31, 2009	611,110	6.7

As of December 31, 2009, 222,222 stock options are subject to certain call right provisions described above.  Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event.

Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of December 31, 2009, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $238,000 at December 31, 2009.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $5,000 and $6,000 during the three months ended December 31, 2009 and 2008, respectively.  The Company recorded compensation expense of approximately $11,000 and $12,000 during the six months ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, there was an additional $8,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 0.3 years.

The Company is obligated to pay certain cash payments equal to one and three-tenths percent (1.3%) of the Appreciated Value of the Company in connection with Sale Transactions and one and three-tenths percent (1.3%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and a member of the Company’s board of directors and a former employee.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of December 31, 2009, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

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

For the three months ended December 31, 2009, sales to four customers approximated $7.9 million, $4.4 million, $4.2 million, and $2.7 million of the Company’s consolidated net sales.  For the three months ended December 31, 2008, sales to four customers approximated $10.5 million, $8.6 million, $5.3 million, and $4.8 million of the Company’s consolidated net sales.  For the six months ended December 31, 2009, sales to four customers approximated $17.3 million, $9.9 million, $9.0 million and $5.5 million of the Company’s consolidated net sales.  For the six months ended December 31, 2008, sales to four customers approximated $24.1 million, $16.9 million, $11.9 million, and $9.8 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from 2 customers approximated $3.3 million and $1.9 million at December 31, 2009.  Accounts receivable, net of allowances, from two customers approximated $2.5 million and $1.8 million at June 30, 2009.

10.                               Commitments and Contingencies

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller originally sought $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper.  On January 29, 2010, Nicole Miller asserted an additional $2.5 million in purported damages.  The Company denies these claims in their entirety.  While management has denied any liability and intends to vigorously defend against Nicole Miller’s claims and pursue its counterclaim, at the present time, management believes that a loss is considered probable.  When a loss is considered probable and the loss amount can be reasonably estimated within a range, the Company records the minimum estimated liability related to the matter if there is no best estimate within the range.  As of June 30, 2009, the Company has accrued $0.2 million corresponding to the low end of the range related to the potential loss.  There have been no changes to the accrual as of December 31, 2009.

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

11.                               Exit Activities

During the first quarter of 2010, the Company decided to exit one of its warehouses located in Bayonne, NJ. The warehouse is currently under lease until January 2011 and has been utilized since July 2007 for warehousing and distribution activities. As a result of the decision to exit this warehouse, the Company assessed the recoverability of the long-term assets associated with the facility. These assets include leasehold improvements to the warehouse facility as well as racking used for inventory storage. As a result of this analysis, the Company wrote down the value of its leasehold improvements and fixed assets located at this warehouse by approximately $0.3 million (net) during the three month period ended September 30, 2009. This charge has been recorded as a part of the selling, general and administrative expenses line item of the statements of operations.

Based on the applicable authoritative guidance for exit and disposal activities, the Company did not meet the cease-use criteria for the warehouse being exited as of September 30, 2009. Accordingly, the Company did not record an associated charge or liability. The cease-use criteria was met in the second quarter of 2010. In the second quarter, a charge for approximately $0.2 million for the estimated costs to be incurred to satisfy rental commitments under the lease, offset by sublease rental rates, was recorded. This charge has been recorded as a part of the selling, general and administrative expenses line item of the statements of operations.

12.                               Trademark Intangible Asset Impairment

The Company performed an impairment test of the Rafaella trademark during the quarter ended December 31, 2008 and determined that the trademark was impaired necessitating a charge of $23.4 million.  The impairment was performed due to the decreased sales and cash flows attributed to the Rafaella brand during the three month period ended December 31, 2008 and reductions to management forecasts.  The impairment charge of $23.4 million is reflected within selling, general and administrative expenses for the three and six month periods ended December 31, 2008.  There were no impairments or impairment indicators present and no impairment loss was recorded during the three and six month periods ended December 31, 2009, as the sales and cash flows for the current period were consistent with management forecasts.

13.                               Subsequent Events

The Company has performed an evaluation of subsequent events through February 22, 2010, which is the filing date of this quarterly report, and has determined that no material subsequent events have occurred, other than those events described below.

Tender Offer

On February 22, 2010, the Company commenced a “Modified Dutch Auction” cash tender offer (the “Tender Offer” or “Offer”) to purchase up to an aggregate of $36,380,000 principal amount at maturity (the “Maximum Tender Amount”) but not less than an aggregate of $17,975,000 principal amount at maturity (the “Minimum Tender Amount”) of its outstanding 11¼% Senior Secured Notes due June 2011 (the “Notes”), provided that the aggregate purchase price of such Notes shall not exceed $19,100,000, exclusive of accrued interest and costs.  The Tender Offer is being made pursuant to an Offer to Purchase, dated February 22, 2010 (the “Offer to Purchase”), and related Letter of Transmittal.  The Company will purchase tendered Notes at a price to be determined by the “Modified Dutch Auction” procedure described in the Offer to Purchase in multiples of $0.25 per $1,000 principal amount, not greater than $600 nor less than $525 per $1,000 principal amount of such Notes.  Holders whose validly tendered Notes are accepted for purchase will also receive accrued and unpaid interest on the remaining principal amount from the last interest payment date to, but not including, the date of purchase.

The Company will select a purchase price (the “Purchase Price”) within the Price Range that will allow it to purchase a principal amount at maturity of the Notes that (i) is no less than the Minimum Tender Amount and no greater than the Maximum Tender Amount and (ii) does not exceed the Maximum Aggregate Purchase Price; although the Company may elect not to select the highest Purchase Price at which Notes are validly tendered and not withdrawn within the Price Range, even if in selecting such highest Purchase Price the Company would still be able to purchase all of the

Notes validly tendered and not properly withdrawn for an amount equal to or less than the Maximum Aggregate Purchase Price.

Only Notes validly tendered at prices at or below the applicable Purchase Price, and not properly withdrawn (if applicable), will be purchased.  All Notes will be acquired at the same Purchase Price, and holders who tender Notes that are accepted for payment will also receive accrued and unpaid interest on such Notes from the last interest payment date to, but excluding, the date on which such Notes are purchased.  In addition, if the aggregate principal amount of Notes validly tendered, and not withdrawn (if applicable), at or below the Purchase Price on or prior to the Expiration Date exceeds the Maximum Tender Amount or the Maximum Aggregate Purchase Price, then the Company will only accept for payment such Notes that are validly tendered at or below the Purchase Price on a pro rata basis from among such Notes validly tendered at or below the Purchase Price.  Any Notes not accepted for payment, for any reason, will be returned to their holders at no cost.

The Offer and the Company’s obligation to purchase and pay for the Notes validly tendered is conditioned upon at least the Minimum Tender Amount being validly tendered within the Price Range and the other conditions to the Offer set forth in the Offer to Purchase and accompanying Letter of Transmittal either being satisfied or waived on or prior to the Expiration Date.  If any of the conditions are not satisfied or waived, the Company is not obligated to accept for payment, purchase, or pay for, and may delay the acceptance for payment of, any tendered Notes, in each event, subject to applicable laws, and may terminate the Offer.

The Company has the right, subject to applicable law, to extend, withdraw or terminate the Offer.  Further, the Company has the right to modify the Price Range, the Minimum Tender Amount, the Maximum Tender Amount and/or the Maximum Aggregate Purchase Price in its sole discretion.

The Company is making the Offer as part of its efforts to increase operating capabilities by reducing its outstanding indebtedness.

As of February 22, 2010, there was approximately $71,861,000 aggregate principal amount outstanding of its 11.25% senior secured notes due 2011, after taking into account Notes having a principal amount at maturity of $65,537,000 that have previously been repurchased by the Company from time to time. The Company plans to use cash on hand and borrowings under its Credit Facility, as amended, to fund the purchase of the Notes pursuant to the Tender Offer.  Such borrowings will include up to $10.0 million under the Term Loan as further described below under “—Amended and Restated Credit Agreement.”  The Offer will expire on March 19, 2010, unless extended or earlier terminated.

Amended and Restated Credit Agreement

On February 22, 2010, the Company entered into an agreement (the “Amended and Restated Credit Agreement”) with HSBC Bank USA, National Association (“HSBC” or the “Agent”) to amend and restate that certain credit agreement (the “Credit Agreement”), by and among HSBC, as agent and lender, the other lenders signatory thereto from time to time, the Company, the other loan parties signatory thereto by Cerberus Capital Management, L.P. (or one of its affiliates) as the Term Lender (the “Term Lender”), dated June 20, 2005, simultaneously with the purchase and payment for validly tendered Notes pursuant to the Offer.

The Amended and Restated Credit Agreement provides for a term loan in an amount up to $10.0 million (the “Term Loan”) to be used by the Company to pay a portion of the (i) Aggregate Purchase Price for Notes purchased in this Offer, (ii) accrued interest on any purchased Notes and (iii) fees and expenses of the Offer subject to the terms and conditions of the Amended and Restated Credit Agreement.  The Term Loan is to be available to fund a portion of the Offer; provided, that the Company’s then available cash on hand is first used to fund the Offer.  The Term Loan shall be provided by the Term Lender under the Amended and Restated Credit Agreement.  The Term Lender is an affiliate of the Company’s controlling stockholder, RA Cerberus Acquisition, LLC.

The Amended and Restated Credit Agreement provides for the extension of the maturity of the revolving credit facility under the Credit Agreement from December 15, 2010 to April 1, 2011.  The Term Loan is also due and payable on April 1, 2011.

The Term Loan is to be secured by a first lien on all the Company’s assets on a pari passu basis with all other obligations under the Amended and Restated Credit Agreement.  The Term Loan will not be repaid until all other obligations under the Credit Agreement have first been repaid and all other commitments thereunder terminated.

The Amended and Restated Credit Agreement further provides for a reduction in:

(i)                                     maximum availability for letters of credit and revolving and swing line advances from $30.0 million to $20.0 million;

(ii)                                  the availability reserve from $10.0 million to $5.0 million for the period through December 31, 2010, then further reduced to $0 from the period from January 1, 2011 through April 1, 2011;

(iii)                               the inventory advance cap from $20.0 million to (A) $15.0 million from the effective date of the Amended and Restated Credit Agreement through March 31, 2010, (B) $10.0 million from April 1, 2010 through September 30, 2010, (C) $5.0 million from October 1, 2010 through December 31, 2010, and (D) $0 from January 1, 2011 through April 1, 2011; and

(iv)                              the minimum working capital requirements from $25.0 million to (A) $15.0 million at March 31, 2010, (B) $17.5 million at June 30, 2010, (C) $19.0 million at December 31, 2010 and (D) $23.0 million at March 31, 2011 and as of the end of each fiscal quarter ending thereafter.

The Amended and Restated Credit Agreement also reduces the Company’s direct debt advance borrowing availability, which was previously limited to the lesser of (A) the “Maximum Direct Debt Sublimit”, and (B) subject to reserves required by HSBC, as agent, the sum of (i) 85% (the “Receivables Advance Rate”) of eligible receivables plus the Receivables Advance Rate of eligible factored receivables.  The Amended and Restated Credit Agreement reduces the “Maximum Direct Debt Sublimit” from $20.0 million to $10.0 million and the Receivables Advance Rate from 85% to 70% from the effective date through December 31, 2010 and 65% from and after January 1, 2011.

The Amended and Restated Credit Agreement (i) removes the covenant requiring the Company to maintain specified minimum amounts of cash collateral for specific periods and (ii) requires the Company to maintain (x) net income (as defined) in excess of $0 during each period of two consecutive fiscal quarters (on a rolling basis) ending on December 31, 2009 and March 31, 2010, (y) net loss of not more than a loss of $1,300,000 during each period of two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010, and (z) net income in excess of $0 during each period of two consecutive fiscal quarters (on a rolling basis) ending on December 31, 2010 and March 31, 2011.

The Amended and Restated Credit Agreement provides for an amendment fee of $150,000 payable to HSBC, as Agent, payable upon execution.  The Credit Agreement also provides that the Borrower will pay the Term Lender a fee in an amount of $100,000 plus 1.50% of the original principal amount of the Term Loan funded, which fee will be earned upon the effective date of the Amended and Restated Credit Agreement and payable upon the date the Term Loan is due and payable.

The effectiveness of the Amended and Restated Credit Agreement is subject to the satisfaction, or waiver by Agent and/or the Term Lender of customary conditions precedent including that all conditions to the effectiveness of the Amended and Restated Credit Agreement, including but not limited to the consummation of the Tender Offer, must occur on or prior to April 2, 2010.

The foregoing is a summary of the Amended and Restated Credit Agreement, does not purport to be complete and is qualified in its entirety by the copy of the Amended and Restated Credit Agreement which is attached to this Quarterly Report as Exhibit 10.38 and incorporated herein by reference.

14.                               Guarantor Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of December 31, 2009 and June 30, 2009 and for the three and six months ended December 31, 2009 and 2008 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of December 31, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$13,782	$3,416	$20	$17,218
Receivables, net	6,127	3,304		9,431
Inventories	10,078	560		10,638
Deferred income taxes	1,040	40		1,080
Other current assets	6,067	12,214	(12,586)	5,695
Total current assets	37,094	19,534	(12,566)	44,062
Equipment and leasehold improvements, net	1,110		140	1,250
Intangible assets, net	32,485	809		33,294
Deferred financing costs, net	1,452			1,452
Investment in subsidiaries	18,959		(18,959)
Other assets	49		45	94
Total assets	$91,149	$20,343	$(31,340)	$80,152
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,391	$1,124	$24	$7,539
Accrued expenses and other current liabilities	15,047	19	(12,195)	2,871
Total current liabilities	21,438	1,143	(12,171)	10,410
Senior secured notes	70,719			70,719
Income taxes	4,838			4,838
Deferred rent	354		31	385
Total liabilities	97,349	1,143	(12,140)	86,352
Commitments and contingencies
Redeemable convertible preferred stock	58,110			58,110
Stockholders’ equity (deficit):
Common stock	25	8,741	(8,741)	25
Additional paid in capital	299			299
Deemed dividend, in excess of predecessor basis	(26,022)			(26,022)
Retained earnings (deficit)	(38,612)	10,459	(10,459)	(38,612)
Total stockholders’ equity (deficit)	(64,310)	19,200	(19,200)	(64,310)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$91,149	$20,343	$(31,340)	$80,152

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

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended December 31, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$20,846	$4,362		$25,208
Cost of sales	16,243	3,665	$(1,245)	18,663
Gross profit	4,603	697	1,245	6,545
Selling, general and administrative expenses	6,639	352		6,991
Operating income	(2,036)	345	1,245	(446)
Interest expense, net	2,708			2,708
Gain on senior secured note purchase	(5,493)			(5,493)
Interest expense and other financing, net	(2,785)			(2,785)
Income before provision for income taxes	749	345	1,245	2,339
Provision for income taxes	1,997	18		2,015
Equity in earnings of subsidiaries	1,572		(1,572)
Net income	324	327	(327)	324
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income available to common stockholders	$(676)	$327	$(327)	$(676)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended December 31, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$35,839	$4,836		$40,675
Cost of sales	28,657	4,317	$282	33,256
Gross profit	7,182	519	(282)	7,419
Selling, general and administrative expenses	7,097	377	125	7,599
Intangible asset impairment	23,430			23,430
Operating income (loss)	(23,345)	142	(407)	(23,610)
Interest expense, net	3,335			3,335
Gain on senior secured note purchase
Interest expense and other financing, net	3,335			3,335
Income (loss) before provision for (benefit from) income taxes	(26,680)	142	(407)	(26,945)
Provision for (benefit from) income taxes	2,089	(3,590)		(1,501)
Equity in earnings of subsidiaries	3,325		(3,325)
Net income (loss)	(25,444)	3,732	(3,732)	(25,444)
Dividends accrued on redeemable convertible preferred stock	1,000			1,000
Net income (loss) available to common stockholders	$(26,444)	$3,732	$(3,732)	$(26,444)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the six months ended December 31, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$45,659	$8,950		$54,609
Cost of sales	32,640	7,528	$(956)	39,212
Gross profit	13,019	1,422	956	15,397
Selling, general and administrative expenses	12,571	872		13,443
Operating income	448	550	956	1,954
Interest expense, net	5,530			5,530
Gain on senior secured note purchase	(8,036)			(8,036)
Interest expense and other financing, net	(2,506)			(2,506)
Income before provision for income taxes	2,954	550	956	4,460
Provision for income taxes	2,964	24		2,988
Equity in earnings of subsidiaries	1,482		(1,482)
Net income	1,472	526	(526)	1,472
Dividends accrued on redeemable convertible preferred stock	2,000			2,000
Net income available to common stockholders	$(528)	$526	$(526)	$(528)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the six months ended December 31, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$77,692	$11,880		$89,572
Cost of sales	60,071	9,560	$339	69,970
Gross profit	17,621	2,320	(339)	19,602
Selling, general and administrative expenses	14,707	1,134	126	15,967
Intangible asset impairment	23,430			23,430
Operating income (loss)	(20,516)	1,186	(465)	(19,795)
Interest expense, net	7,012			7,012
Gain on senior secured note purchase	(17,594)			(17,594)
Interest expense and other financing, net	(10,582)			(10,582)
Income (loss) before provision for (benefit from) income taxes	(9,934)	1,186	(465)	(9,213)
Provision for (benefit from) income taxes	5,710	371		6,081
Equity in earnings of subsidiaries	350		(350)
Net income (loss)	(15,294)	815	(815)	(15,294)
Dividends accrued on redeemable convertible preferred stock	2,000			2,000
Net income (loss) available to common stockholders	$(17,294)	$815	$(815)	$(17,294)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by operating activities:
Net income	$1,472	$526	$(526)	$1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	562			562
Accretion of original issue discount	386			386
Depreciation and amortization	2,304	165	30	2,499
Stock-based compensation expense	11			11
Income taxes	3,068			3,068
Deferred rent	(31)		(6)	(37)
Gain on senior secured note purchase	(8,036)			(8,036)
Equity in earnings of subsidiaries	(1,482)		1,482	0
Changes in operating assets and liabilities:
Accounts receivable	2,887	(768)		2,119
Inventories	1,219	477		1,696
Other current assets	796	3,711	(4,645)	(138)
Accounts payable	586	(852)	(5)	(271)
Accrued expenses and other current liabilities	(2,961)	(73)	3,662	628
Other assets	(2)		1	(1)
Net cash provided by operating activities	779	3,186	(7)	3,958
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(74)		(1)	(75)
Net cash used in investing activities	(74)		(1)	(75)
Cash flows used in financing activities:
Repurchase of senior secured notes	(4,363)			(4,363)
Net cash used in financing activities	(4,363)			(4,363)
Net decrease in cash and cash equivalents	(3,658)	3,186	(8)	(480)
Cash and cash equivalents, beginning of period	17,440	230	28	17,698
Cash and cash equivalents, end of period	$13,782	$3,416	$20	$17,218

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the six months ended December 31, 2008

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Cash flows provided by operating activities:
Net income (loss)	$(15,294)	$815	$(815)	$(15,294)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred finance charges	769			769
Accretion of original issue discount	428			428
Depreciation and amortization	1,918	165		2,083
Stock-based compensation expense	12			12
Income taxes	198	(22)		176
Deferred rent	23			23
Gain on senior secured note purchase	(17,594)			(17,594)
Equity in earnings of subsidiaries	(350)		350
Intangible asset impairment	23,430			23,430
Changes in operating assets and liabilities:
Accounts receivable	(2,939)	(21)		(2,960)
Inventories	13,731	453		14,184
Other current assets	(1,995)	(1,280)	1,889	(1,386)
Accounts payable	(378)	352	55	29
Accrued expenses and other current liabilities	461	262	(1,183)	(460)
Other assets			(48)	(48)
Net cash provided by operating activities	2,420	724	248	3,392
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(565)		(162)	(727)
Net cash used in investing activities	(565)		(162)	(727)
Cash flows used in financing activities:
Change in book overdraft		(23)	23
Deferred financing costs	(50)			(50)
Repurchase of senior secured notes	(9,690)			(9,690)
Net cash used in financing activities	(9,740)	(23)	23	(9,740)
Net decrease in cash and cash equivalents	(7,885)	701	109	(7,075)
Cash and cash equivalents, beginning of period	17,154		(23)	17,131
Cash and cash equivalents, end of period	$9,269	$701	$86	$10,056

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K filed October 13, 2009.  The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements.  These risks and uncertainties may include those discussed elsewhere in our Annual Report on Form 10-K filed October 13, 2009 and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements.  Factors you should consider that could cause these differences include, among other things:

•                                        the continued underperformance of the national economy in general and the consumer retail markets in particular;

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

•                                        our ability to refinance the senior secured notes which expire on June 15, 2011;

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

Various private interests have proposed implementing a monitoring program covering textile imports from China.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

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

In September 2009, the U.S. Department of Labor published a report finding the presence of child and/or forced labor in the garment industries of Argentina, China, India, Jordan, Malaysia and Thailand.  The report was prepared pursuant to a statutory mandate to, among other things: “develop and make available to the public a list of goods from countries that the Bureau of International Labor Affairs has reason to believe are produced by forced labor or child labor in violation of international standards” and “consult with other departments and agencies of the United States Government to reduce forced and child labor internationally and ensure that products made by forced labor and child labor in violation of international standards are not imported into the United States.”  In issuing its report, the U.S. Department of Labor has made clear that the inclusion of a product and country does not mean that all such goods produced in that country are made with forced labor or child labor.

We monitor these and other duty, tariff and quota related developments and continually seek to minimize our potential exposure to related risks through, among other measures, shifts of production among countries and manufacturers.

In addition to the factors outlined above, our import operations may be adversely affected by political or economic instability resulting in the disruption of trade from exporting countries, any significant fluctuations in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended December 31, 2009 and 2008.

	Quarterly Periods Ended
(in thousands, except percentages)	December 31, 2009		December 31, 2008

Net sales	$25,208	100.0%	$40,675	100.0%
Cost of sales	18,663	74.0	33,256	81.8
Gross profit	6,545	26.0	7,419	18.2
Selling, general and administrative expenses	6,991	27.7	7,599	18.7
Intangible asset impairment	0	0	23,430	57.6
Operating income (loss)	(446)	(1.8)	(23,610)	(58.0)
Interest expense, net	2,708	10.7	3,335	8.2
Gain on senior secured note purchases	(5,493)	(21.8)
Interest expense and other financing, net	(2,785)	(11.0)	3,335	8.2
Income (loss) before provision for (benefit from) income taxes	2,339	9.3	(26,945)	(66.2)
Provision for (benefit from) income taxes	2,015	8.0	(1,501)	(3.7)
Net income (loss)	324	1.3	(25,444)	(62.6)

Quarterly period ended December 31, 2009 compared to quarterly period ended December 31, 2008

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended December 31, 2009, as compared to the financial statements for the quarterly period ended December 31, 2008.

Net sales.  Net sales for the quarterly period ended December 31, 2009 was $25.2 million.  As compared to net sales of $40.7 million for the quarterly period ended December 31, 2008, net sales decreased by approximately $15.5 million or 38.0%.  The decrease of net sales was principally due to a decrease in gross sales of $17.4 million, related to a decrease in volume (approximately 37%) net of an increase in average revenue per unit (approximately 4%).  The decrease in gross sales was offset by customer allowances and trade discounts of $1.8 million.  The decrease in customer volume was attributed to decreases in off-price, private label and department store sales.  The increase in average revenue per unit was attributed to an increase in off-price sales per unit, partially offset by decreases in department store and private label sales per unit.

Gross profit.  Gross profit for the quarterly period ended December 31, 2009 was $6.5 million.  As a percentage of net sales, gross profit over this period was 26.0%.  As compared to the gross profit of $7.4 million for the quarterly period ended December 31, 2008 (18.2% of net sales), gross profit decreased by $0.9 million or 11.8%.  Gross profit as a percentage of net sales was favorably impacted by an improvement in margins associated with off-price customer sales, an increase in department store sales as a percentage to total net sales, and a decrease in inventory markdowns during the quarterly period ended December 31, 2009 compared with the prior year.  The increase in gross profit as a percentage of net sales was partially offset by an increase in customer allowances as a percentage of net sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended December 31, 2009 was $7.0 million.  As compared to selling, general and administrative expenses of $31.0 million for the quarterly period ended December 31, 2008, there was a decrease of $24.0 million or 77.5%.  A decrease in depreciation and amortization of intangibles ($23.5 million) was the primary contributor to the overall decrease.  An impairment charge of $23.4 million was recorded during the quarterly period ended December 31, 2008 related to the decline in the fair value of the Rafaella trademark intangible asset.  No such charge was recorded during the quarterly period ended December 31, 2009.  Other decreases included warehouse and distribution costs ($0.3 million), and provision for bad debt ($0.3 million).  As a percentage of net sales, selling, general and administrative expenses was 27.7% for the quarterly period ended December 31, 2009 and 76.3% for the quarterly period ended December 31, 2008.

Operating income.  Operating loss for the quarterly period ended December 31, 2009 was $0.4 million.  As compared to operating loss of $23.6 million for the quarterly period ended December 31, 2008, operating loss decreased by $23.2 million or 98.1%.  The decrease was a result of the changes described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the quarterly period ended December 31, 2009 was a gain of $2.8 million.  Interest expense and other financing, net for the quarterly period ended December 31, 2008 was an expense of $3.3 million.  We purchased $5.0 million and $4.4 million of our senior secured notes on the open market in November 2009 and December 2009, respectively.  Pre-tax gains of approximately $3.2 million and $2.3 million (resulting from the difference between the carrying book value of the senior secured notes and the amounts paid, net of deferred financing costs that were written-off) were recorded during the quarterly period ended December 31, 2009, in connection with the November 2009 and December 2009 open market purchases.  Interest expense, net (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $0.6 million quarter over quarter as a result of the reduction in our senior secured notes outstanding period over period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Income taxes.  We recorded a provision for income taxes of $2.0 million for the quarterly period ended December 31, 2009.  For the quarterly period ended December 31, 2008, we recorded a benefit from income taxes of $1.5 million.

For the quarterly period ended December 31, 2009, the Company’s tax provision was increased by approximately $2.2 million attributed to the Company’s November 2009 and December 2009 senior secured note open market purchases (note 6).  The Company treated these purchases as discrete items during the quarterly period ended December 31, 2009. The estimated annual effective income tax rate for the year ending June 30, 2010 approximates 4%.  The estimated annual effective income tax rate of 4% is primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

We recorded a benefit from income taxes of $1.5 million for the quarterly period ended December 31, 2008.  The Company’s effective income tax rate for the quarterly period ended December 31, 2008 of 5.6% was primarily driven by an impairment charge of $23.4 million recognized on the Rafaella trademark (note 12), which results in no income tax benefit, offset by a net tax benefit of approximately $0.6 million resulting from changes to the Company’s estimated annual effective tax rate and deferred tax rates during the quarterly period ended December 31, 2008.  No income tax benefit was recognized for the impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The

Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.  The Company treated the December 2008 impairment charge as a discrete item during the quarterly period ended December 31, 2008. The estimated annual effective income tax rate for the year ended June 30, 2009 approximated 28%.  The estimated annual effective income tax rate of 28% was primarily due to the Company projecting pre-tax losses for fiscal 2009, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.

Net income.  Net income for the quarterly period ended December 31, 2009 was $0.3 million.  Net income as a percentage of net sales for the quarterly period ended December 31, 2009 was 1.3%.  As compared to the net loss of $25.4 million for the quarterly period ended December 31, 2008 (62.6% of sales), our net income increased by $25.8 million.  This increase was a result of the changes described above.

The following table summarizes our historical operations as a percentage of net sales for the six-month periods ended December 31, 2009 and 2008.

	Six-month Periods Ended
(in thousands, except percentages)	December 31, 2009		December 31, 2008

Net sales	$54,609	100.0%	$89,572	100.0%
Cost of sales	39,212	71.8	69,970	78.1
Gross profit	15,397	28.2	19,602	21.9
Selling, general and administrative expenses	13,443	24.6	15,967	17.8
Intangible asset impairment			23,430	26.2
Operating income (loss)	1,954	3.6	(19,795)	(22.1)
Interest expense, net	5,530	10.1	7,012	7.8
Gain on senior secured note purchases	(8,036)	(14.7)	(17,594)	(19.6)
Interest expense and other financing, net	(2,506)	(4.6)	(10,582)	(11.8)
Income (loss) before provision for (benefit from) income taxes	4,460	8.2	(9,213)	(10.3)
Provision for (benefit from) income taxes	2,988	5.5	6,081	6.8
Net income (loss)	1,472	2.7	(15,294)	(17.1)

Six-month period ended December 31, 2009 compared to six-month period ended December 31, 2008

Set forth below is a description of the results of operations derived from the financial statements for the six-month period ended December 31, 2009, as compared to the financial statements for the six-month period ended December 31, 2008.

Net sales.  Net sales for the six-month period ended December 31, 2009 was $54.6 million.  As compared to net sales of $89.6 million for the six-month period ended December 31, 2008, net sales decreased by approximately $35.0 million or 39.0%.  The decrease of net sales was principally due to a decrease in gross sales of $36.5 million, related to a decrease in volume (approximately 38%) net of an increase in average revenue per unit (approximately 7%).  The decrease in gross sales was offset by customer allowances and trade discounts of $1.9 million.  The decrease in customer volume was attributed to decreases in off-price, private label and department store sales.  The increase in average revenue per unit was attributed to an increase in off-price sales per unit, partially offset by decreases in department store and private label sales per unit.

Gross profit.  Gross profit for the six-month period ended December 31, 2009 was $15.4 million.  As a percentage of net sales, gross profit over this period was 28.2%.  As compared to the gross profit of $19.6 million for the six-month period ended December 31, 2008 (21.9% of net sales), gross profit decreased by $4.2 million or 21.5%.  Gross profit as a percentage of net sales was favorably impacted by an improvement in margins associated with off-price customer sales, an increase in department store sales as a percentage to total net sales, and a decrease in inventory markdowns during the six-month period ended December 31, 2009 compared with the prior year.  The increase in gross profit as a percentage of net sales was partially offset by an increase in customer allowances as a percentage of net sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six-month period ended December 31, 2009 was $13.4 million.  As compared to selling, general and administrative expenses of $39.4 million for the six-month period ended December 31, 2008, there was a decrease of $26.0 million or 65.9%.  A decrease in depreciation and amortization of intangibles ($23.6 million) was the primary contributor to the overall decrease.  An impairment charge of $23.4 million was recorded during the quarterly period ended December 31, 2008 related to the decline in the fair value of the Rafaella trademark intangible asset.  No such charge was recorded during the quarterly period ended December 31, 2009.  Other decreases included compensation ($0.9 million), marketing expenses ($0.4 million), warehouse and distribution costs ($0.5 million), provision for bad debt ($0.3 million) and factoring costs ($0.2 million) offset by consultant expense ($0.5 million).  As a percentage of net sales, selling, general and administrative expenses was 24.6% for the six-month period ended December 31, 2009 and 44.0% for the six-month period ended December 31, 2008.

Operating income.  Operating income for the six-month period ended December 31, 2009 was $2.0 million.  As compared to operating loss of $19.8 million for the six-month period ended December 31, 2008, operating income increased by $21.7 million or 109.9%.  The increase was a result of the changes described above.

Interest expense and other financing, net.  Interest expense and other financing, net for the six-month period ended December 31, 2009 was a gain of $2.5 million.  Interest expense and other financing, net for the six-month period ended December 31, 2008 was a gain of $10.6 million.  We purchased $28.5 million, $3.5 million, $5.0 million  and $4.4 million of our senior secured notes on the open market in August 2008, July, November and December 2009, respectively.  Pre-tax gains of approximately $8.0 million and $17.6 million (resulting from the difference between the carrying book value of the senior secured notes and the amounts paid, net of deferred financing costs that were written-off) were recorded during the six-month periods ended December 31, 2009 and 2008, respectively, in connection with the July, November and December 2009 and August 2008 open market purchases.  Interest expense, net (cash interest and non-cash interest associated with original issue discount and deferred financing costs) decreased $1.5 million period over period as a result of the reduction in our senior secured notes outstanding period over period.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Income taxes.  We recorded a provision for income taxes of $3.0 million for the six-month period ended December 31, 2009.  For the six-month period ended December 31, 2008, we recorded a provision for income taxes of $6.1 million.  Our effective income tax rate for the six months ended December 31, 2009 and 2008 was 67.0% and 66.0%, respectively.

For the six months ended December 31, 2009, the Company’s tax provision was increased by approximately $3.1 million attributed to the Company’s July 2009, November 2009 and December 2009 senior secured note open market purchases (note 6).  The Company treated these purchases as discrete items during the three and six month periods ended December 31, 2009. The estimated annual effective income tax rate for the year ending June 30, 2010 approximates 4%.  The estimated annual effective income tax rate of 4% is primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

For the six months ended December 31, 2008, the Company’s tax provision was increased by approximately $6.7 million attributed to the Company’s August 2008 senior secured note open market purchase (note 6).  In addition, the Company recorded an impairment charge of $23.4 million recognized on the Rafaella trademark (note 12) during the quarter ended December 31, 2008, which results in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.  The Company treated the August 2008 open market purchase and the December 2008 impairment charge as discrete items. The estimated annual effective income tax rate for the year ended June 30, 2009 approximated 28%.  The estimated annual effective income tax rate of 28% was primarily due to the Company projecting pre-tax losses for fiscal 2009, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.

Net income.  Net income for the six-month period ended December 31, 2009 was $1.5 million.  Net income as a percentage of net sales for the six-month period ended December 31, 2009 was 2.7%.  As compared to the net loss of $15.3 million for the six-month period ended December 31, 2008 (17.1% of sales), our net income increased by $16.8 million.  This increase was a result of the changes described above.

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

Revolving Credit Facility

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), expiring on June 10, 2010.  On September 25, 2009, the Company amended the Credit Facility as it would not have been in compliance with its working capital financial covenant at any point on or after June 30, 2010.  The amendment is effective as of September 25, 2009.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities. The amended Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances, and $6.0 million for standby letters of credit through December 31, 2009 and $4,010,000 at all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At December 31, 2009, there were no loans and $9.6 million of letters of credit outstanding under the Credit Facility.  The outstanding letters of credit are comprised of letters of credit totaling $5.6 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).  The Company’s aggregate maximum availability for direct advances plus letters of credit approximated $2.3 million as of December 31, 2009.

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

As of December 31, 2009, the Company was in compliance with each of the financial covenants.  Additionally, the Company expects that it will meet its future debt covenants through December 15, 2010, the expiration date of the Credit Facility. A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s results of operations, financial condition and cash flows may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy its financial covenants in future periods.

The Company requires significant working capital to purchase inventory and is often required to post commercial letters of credit when placing orders with certain of its third-party manufacturers or fabric suppliers.  In addition, standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit, are outstanding as of December 31, 2009.  The Company expects to meet its future working capital needs primarily through its operating cash flows as well as through the utilization of its Credit Facility, pursuant to which the Company has been able to obtain a line of credit and post letters of credit.  As noted earlier, the Company’s Credit Facility expires on December 15, 2010.  Consequently, if the Company is unable to amend the Credit Facility to extend its terms beyond December 15, 2010 or secure other financing, the Company’s results from operations, financial condition and cash flows may be materially adversely affected, which would significantly affect its marketing and sales efforts, thus significantly harming the Company’s business.

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

Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at December 31, 2009 and June 30, 2009 is $71,861,000 and $84,743,000, respectively.  At December 31, 2009 and June 30, 2009, the unamortized original issue discount is $1,142,000 and $1,751,000, respectively.  At December 31, 2009 and June 30, 2009, debt held in treasury approximated $65,537,000 and $52,655,000, respectively.  The Company’s outstanding senior secured notes are recorded at carrying book value at December 31, 2009 and June 30, 2009.  At December 31, 2009 and June 30, 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $30,541,000, and $16,101,000, respectively. The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

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

For the six months ended December 31, 2009, the Company did not generate excess cash flow, as defined by the senior secured notes indenture. The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2010 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2010 is based on actual year-end results and are not currently determinable, the excess cash flow repurchase, if any, could differ materially from the amount estimated.  The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

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

The Company purchased, at a discount, $3.5 million of outstanding senior secured notes on the open market in July 2009.  A pre-tax gain of approximately $2.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the quarter ended September 30, 2009.

The Company purchased, at a discount, $5.0 million and $4.4 million outstanding senior secured notes on the open market in November 2009 and December 2009, respectively.  A pre-tax gain of approximately $5.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the quarter ended December 31, 2009.

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

Based on current sales trends, we believe that our cash flow from operations and available borrowings under our senior Credit Facility will provide us with sufficient financial flexibility to fund our operations, debt service requirements, and capital expenditures over the next twelve months.

As noted earlier, the Company’s senior Credit Facility with HSBC expires on December 15, 2010 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

We may from time to time seek to purchase our outstanding senior secured notes in open market purchases, privately negotiated transactions or otherwise.  These purchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors.  The amount of purchases of our senior secured notes may be material and may involve significant amounts of cash and/or financing availability.  Under the American Recovery and Reinvestment Act of 2009 (the “Act”), the Company will receive temporary tax relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision that allows for a five-year deferral of CODI for debt purchased in 2009 or 2010, followed by recognition of CODI ratably over the succeeding five years. The provision applies for specified types of purchases, including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another.

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the six month periods ended December 31, 2009 and 2008.

	Six Month Periods Ended
(in thousands)	December 31, 2009	December 31, 2008
Net cash provided by (used in):
Operating activities	$3,958	$3,392
Investing activities	(75)	(727)
Financing activities	(4,363)	(9,740)
Net decrease in cash and cash equivalents	$(480)	$(7,075)

Operating activities.  Cash flows provided by operating activities for the six months ended December 31, 2009 and 2008 were $4.0 million and $3.4 million, respectively.  The increase in cash flows provided by operating activities from 2009 to 2010 is primarily attributed to a reduction in income taxes and interest paid and an increase in accounts receivable collections.  The increase was offset by reduced cash flows from the sale of aged inventory in 2009 versus 2010.

Investing activities.  Net cash used in investing activities for the six month periods ended December 31, 2009 and 2008 were $75,000 and $0.7 million, respectively.  The use of cash during each of these periods was attributed to capital expenditures.

Financing activities.  Net cash used in financing activities for the six month periods ended December 31, 2009 and 2008 were $4.4 million and $9.7 million, respectively.  The use of cash during each of these periods was attributed to our July, November,  December 2009 and August 2008 senior secured note open market purchases discussed above.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had outstanding letters of credit totaling $5.6 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).

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

Due From Factor

Historically, the Company factored a significant portion of its trade receivables, on a non-recourse basis, with GMAC Commercial Finance LLC (“GMAC”), a commercial factor.  In accordance with the terms of an Amended and Restated Collection Services Factoring Agreement dated December 16, 2008 between GMAC and the Company, all accounts receivable of the Company then held by GMAC were sold back to the Company effective as of such date.  On December 19, 2008, the Company delivered to GMAC a notice of termination of the GMAC arrangement pursuant to the terms thereof.  On February 5, 2009, as part of the termination of the GMAC arrangement, the Company arranged for an irrevocable letter of credit in an aggregate amount of $2,000,000 (the “Letter of Credit”) for the benefit of GMAC.  The Letter of Credit permits GMAC to draw amounts equal to amounts collected by GMAC, after January 6, 2009, if certain identified customers of the Company file a petition for relief from creditors under the United States Bankruptcy Code and claims are made for GMAC to return to the customer or its bankruptcy estate amounts GMAC has collected from such customer.  The Letter of Credit was subsequently reduced to $65,000 in September 2009 and expires on April 2, 2011 subject to extension under certain circumstances.

On December 19, 2008, the Company entered into a factoring agreement with Wells Fargo Trade Capital, LLC (“Wells Fargo”), a commercial factor, pursuant to which the Company may sell certain of its receivables to Wells Fargo on a non-recourse basis.  Wells Fargo will assume credit risk on all sales that are approved in advance.

We cannot borrow from Wells Fargo and GMAC and the amounts due from Wells Fargo and GMAC are pledged to our senior Credit Facility lenders as security for amounts outstanding under our senior Credit Facility.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed October 13, 2009.

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

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 5 to our condensed consolidated financial statements included elsewhere herein.  There were no loan borrowings or repayments under the senior Credit Facility during the six months ended December 31, 2009.  At December 31, 2009, there were no loans outstanding under the senior Credit Facility.

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

As of the period ended December 31, 2009 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended December 31, 2009, there were no material changes to the Company’s previously disclosed legal proceedings.  Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009,  which could materially affect our business, financial condition or future results.  The risks described in this report and in our Form 10-K and Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our senior secured notes mature on June 15, 2011 and management currently does not believe that we will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None

ITEM 5.  OTHER INFORMATION

On February 22, 2010, we commenced a “Modified Dutch Auction” cash tender offer to purchase up to an aggregate of $36,380,000 principal amount at maturity but not less than an aggregate of $17,975,000 principal amount at maturity (the “Minimum Tender Amount”) of our senior secured notes, provided that the aggregate purchase price of such notes does not exceed $19,100,000, exclusive of accrued interest and costs.  Simultaneously with, and conditioned upon (among other things) our purchase of at least the Minimum Tender Amount, we will amend and restate the Credit Facility pursuant to which, among other things, (i) our controlling stockholder or an affiliate of the our controlling stockholder, will provide, as a term lender under the amended and restated Credit Facility, up to $10 million of additional financing to be used by us to purchase the notes in the tender offer, and (ii) the maturity of the Credit Facility will be extended from December 15, 2010 to April 1, 2011.  In addition, certain other covenants of the Credit Facility are being amended.   The terms and conditions of the tender offer and the amended and restated Credit Facility are summarized in note 13 (Subsequent Events) to the notes to condensed consolidated financial statements.

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1*	Securities Purchase Agreement, dated April 15, 2005, among RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc., Verrazano, Inc., Ronald Frankel and Rafaella Corporation

2.2*	Amendment No. 1 to the Securities Purchase Agreement, dated May 27, 2005

2.3*	Contribution Agreement, dated June 20, 2005, among Rafaella Sportswear, Inc. and Rafaella Apparel Group, Inc.

3.1*	Amended and Restated Certificate of Incorporation of Rafaella Apparel Group, Inc.

3.2*	Bylaws of Rafaella Corporation

3.3*	Certificate of Incorporation of Verrazano, Inc.

3.4*	Bylaws of Verrazano, Inc.

4.1*	Stockholder’s Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc. and the principals set forth therein

4.2*	Indenture for the 11 1/4% Senior Secured Notes due 2011, dated June 20, 2005, among Rafaella Apparel Group, Inc., the guarantors named therein and The Bank of New York, as trustee and collateral agent

4.3*	First Supplemental Indenture, dated July 12, 2006, among Rafaella Apparel Group, Inc., the guarantors named therein and the Bank of New York, as trustee and collateral agent

4.4*	Form of 11 1/4% Senior Secured Notes due 2011 (included in Exhibit 4.2)

4.5*	Form of Guarantee (included in Exhibit 4.2)

4.6*	Registration Rights Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Jeffries & Company, Inc. and the guarantors named therein

4.7*	Intercreditor Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association, The Bank of New York, as trustee and collateral agent

4.8*	Second Lien Security Agreement, dated June 20, 2005, in favor of The Bank of New York, among Rafaella Apparel Group, Inc., the additional grantors listed therein and The Bank of New York

10.1*	Note Purchase Agreement, dated June 13, 2005, among the Company, Jeffries & Company, Inc. and the guarantors named therein

10.2*	Escrow Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Ronald Frankel, and JPMorgan Chase Bank, N.A., as escrow agent

10.3*	Redemption Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Rafaella Sportswear, Inc. and RA Cerberus Acquisition, LLC

10.4*	Financing Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York

10.5*	Continuing Indemnity Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.6*	Pledge Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, as Agent

Exhibit No.	Description

10.7*	Continuing Letter of Credit Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.8*	Deposit Account Control Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., The Bank of New York and HSBC Bank USA, National Association

10.9*	Trademark Collateral Security Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.10*	Factoring Agreement, dated June 20, 2005, among GMAC Commercial Finance LLC and Rafaella Apparel Group, Inc.

10.11*	Rafaella Apparel Group, Inc. Equity Incentive Plan, dated June 20, 2005

10.12*	Employment Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.13*	Amendment to the Employment Agreement, dated June 20, 2005 between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.14*	Employment Agreement, dated as of April 24, 2006, between Rafaella Apparel Group, Inc. and Christa Michalaros

10.15*	Consulting Agreement and General Release, effective as of April 25, 2006, among Rafaella Apparel Group, Inc. and Glenn S. Palmer

10.16*	Employment Agreement dated as of May 1, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.17*	Amendment to the Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.18*	Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Rosemary Mancino

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

10.24	Amendment to Employment Agreement, dated as of August 28, 2008, between Rafaella Apparel Group, Inc.

Exhibit No.	Description
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

10.26

Amendment No. 1 to Financing Agreement, dated March 31, 2006, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York, previously filed as Exhibit 10.26 to Rafaella’s Annual Report on Form 10-K, filed September 29, 2008, and herein incorporated by reference.

10.27

Amendment No. 2 to Financing Agreement, dated December 31, 2006, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York, previously filed as Exhibit 10.27 to Rafaella’s Annual Report on Form 10-K, filed September 29, 2008, and herein incorporated by reference.

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

10.37	Amended and Restated Employment Agreement, dated as of November 2, 2009, by and among Rafaella

Exhibit No.	Description
Apparel Group, Inc. and Lance D. Arneson, previously filed as Exhibit 10.37 to Rafaella’s Current Report on Form 8-K, filed November 6, 2009, and herein incorporated by reference.

10.38**

Amended and Restated Financing Agreement, dated as of February 22, 2010, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and the other lenders signatory thereto from time to time

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                 Previously filed as an exhibit to the Registration Statement on Form S-4 (Reg. No.: 333-138342) originally filed with the SEC on November 1, 2006 and herein incorporated by reference.

**                          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAFAELLA APPAREL GROUP, INC.

February 22, 2010	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

February 22, 2010	By:	/s/ Lance D. Arneson
Lance D. Arneson
Chief Financial Officer
(Principal Financial and Accounting Officer)