Form 10-Q
period 2010-03-31
RAFAELLA APPAREL GROUP,INC.
filed 2010-05-24
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 24, 2010, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

March 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share amounts)

(unaudited)

	March 31, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$10,154	$17,698
Receivables, net	21,061	11,550
Inventories	9,660	12,334
Deferred income taxes	1,080	1,080
Other current assets	5,602	5,557
Total current assets	47,557	48,219
Equipment and leasehold improvements, net	1,171	1,703
Intangible assets, net	32,308	35,265
Deferred financing costs, net	1,197	2,199
Other assets	95	93
Total assets	$82,328	$87,479
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,356	$7,810
Accrued expenses and other current liabilities	6,092	2,168
Total current liabilities	11,448	9,978
Senior secured notes	70,899	82,992
Income taxes	4,838	1,770
Deferred rent	362	422
Total liabilities	87,547	95,162
Commitments and contingencies
Redeemable convertible preferred stock—$.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	59,110	56,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	305	288
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(38,637)	(38,084)
Total stockholders’ equity (deficit)	(64,329)	(63,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$82,328	$87,479

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$33,398	$34,555
Cost of sales	22,471	24,753
Gross profit	10,927	9,802
Selling, general and administrative expenses	7,425	8,254
Operating income (loss)	3,502	1,548
Interest expense, net	2,478	3,220
Gain on senior secured note purchase	—	(1,625)
Interest expense and other financing, net	2,478	1,595
Income (loss) before provision for (benefit from) income taxes	1,024	(47)
Provision for (benefit from) income taxes	49	229
Net income (loss)	975	(276)
Dividends accrued on redeemable convertible preferred stock	1,000	1,000
Net income (loss) available to common stockholders	$(25)	$(1,276)

	Nine Months Ended
	March 31, 2010	March 31, 2009
Net sales	$88,008	$124,127
Cost of sales	61,683	94,723
Gross profit	26,325	29,404
Selling, general and administrative expenses	20,868	24,219
Intangible asset impairment	—	23,430
Operating income (loss)	5,457	(18,245)
Interest expense, net	8,008	10,232
Gain on senior secured note purchases	(8,036)	(19,219)
Interest expense and other financing, net	(28)	(8,987)
Income (loss) before provision for (benefit from) income taxes	5,485	(9,258)
Provision for (benefit from) income taxes	3,038	6,310
Net income (loss)	2,447	(15,568)
Dividends accrued on redeemable convertible preferred stock	3,000	3,000
Net income (loss) available to common stockholders	$(553)	$(18,568)

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	March 31, 2010	March 31, 2009
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,447	$(15,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	817	1,088
Accretion of original issue discount	566	636
Depreciation and amortization	3,612	3,465
Stock-based compensation expense	17	18
Income taxes	3,068	848
Deferred rent	(60)	16
Gain on senior secured note purchases	(8,036)	(19,219)
Intangible asset impairment	—	23,430
Changes in operating assets and liabilities:
Accounts receivable	(9,511)	(9,473)
Inventories	2,674	17,096
Other current assets	(45)	(1,722)
Accounts payable	(2,454)	(4,598)
Accrued expenses and other current liabilities	3,849	2,568
Other assets	(2)	(46)
Net cash provided by (used in) operating activities	(3,058)	(1,461)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(123)	(1,008)
Net cash used in investing activities	(123)	(1,008)
Cash flows used in financing activities:
Deferred financing costs	—	(50)
Repurchase of senior secured notes	(4,363)	(9,960)
Net cash used in financing activities	(4,363)	(10,010)
Net decrease in cash and cash equivalents	(7,544)	(12,479)
Cash and cash equivalents, beginning of period	17,698	17,131
Cash and cash equivalents, end of period	$10,154	$4,652

Supplemental disclosures of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$3,000	$3,000

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, the results of its operations for the three and nine months ended March 31, 2010 and 2009, and its cash flows for the nine months ended March 31, 2010 and 2009.  These adjustments consist of normal recurring adjustments.  Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements included herein should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2009.

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

In May 2009, the FASB issued a new provision on subsequent events which required the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard was amended in February 2010, whereby the amendments eliminate the requirement for the disclosure of the date through which subsequent events were evaluated. The amendments are effective upon issuance of the update, and the adoption of the amendments did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued guidance which allows for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until July 1, 2009. The Company’s non-recurring non-financial assets and liabilities include long-lived assets and intangible assets. The adoption of the guidance for financial assets and liabilities and for non-recurring non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.  In January 2010, the FASB issued amendments to disclosure and classification requirements for fair value measurement and disclosures.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the amendments did not have any impact on the Company’s consolidated financial statements.

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

3.                                      Receivables

Receivables consist of (in thousands):

	March 31, 2010	June 30, 2009

Due from factor	$20,565	$18,260
Trade receivables	8,470	1,712
	29,035	19,972
Less: Allowances for sales returns, discounts, and credits	(7,974)	(8,422)
	$21,061	$11,550

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

On December 19, 2008, the Company entered into a factoring agreement with Wells Fargo Trade Capital, LLC (“Wells Fargo”), a commercial factor, pursuant to which the Company may assign certain of its receivables to Wells Fargo.  Wells Fargo provides collection services and assumes credit risk on those receivables that are assigned and approved in advance.

An allowance for sales discounts, returns, markdowns, co-op advertising and operational chargebacks is included as a reduction to net sales and receivables.  These provisions result from seasonal negotiations with customers, as well as historic deduction trends and the evaluation of current market conditions.

For the three months ended March 31, 2010 and 2009, the provision for sales returns, discounts and credits charged to earnings was $8,331,000 and $7,964,000, respectively, and decreased by authorized deductions taken by customers of $9,456,000 and $7,792,000, respectively.  For the nine months ended March 31, 2010 and 2009, the provision for sales returns, discounts and credits charged to earnings was $24,705,000 and $26,184,000, respectively, and decreased by authorized deductions taken by customers of $25,154,000 and $24,971,000, respectively.

4.                                      Inventories

Inventories are summarized as follows (in thousands):

	March 31, 2010	June 30, 2009

Piece goods (held by contractors)	$335	$266
Finished goods:
In warehouse	5,485	6,761
In transit	3,840	5,307
	$9,660	$12,334

5.                                      Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are summarized as follows (in thousands):

	March 31, 2010	June 30, 2009

Accrued interest expense	$2,380	$424
Accrued bonuses	1,277	190
Accrued compensation and benefits	254	919
Accrued professional fees	726	111
Other accrued expenses	1,455	524
	$6,092	$2,168

6.                                      Short-term Borrowings

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended through September 25, 2009, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”).  On September 25, 2009, the Company amended the Credit Facility.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after

September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities. The Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances, and $6.0 million for standby letters of credit through December 31, 2009 and $4,010,000 at all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At March 31, 2010, there were no loans and $9.3 million of letters of credit outstanding under the Credit Facility.  The outstanding letters of credit are comprised of letters of credit totaling $5.3 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to note 3 for further discussion).  The Company’s aggregate maximum availability for direct advances plus letters of credit approximated $7.2 million as of March 31, 2010.

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

As of March 31, 2010, the Company was in compliance with each of the financial covenants.  Additionally, the Company expects that it will meet its future debt covenants through the expiration date of the Credit Facility. A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s results of operations, financial condition and cash flows may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy its financial covenants in future periods.

The Company requires significant working capital to purchase inventory and is often required to post commercial letters of credit when placing orders with certain of its third-party manufacturers or fabric suppliers.  In addition, standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit, are outstanding as of March 31, 2010.  The Company expects to meet its future working capital needs primarily through its operating cash flows as well as through the utilization of its Credit Facility, pursuant to which the Company has been able to obtain a line of credit and post letters of credit.

The Credit Facility includes various other covenants with which the Company has to comply in order to maintain borrowing availability including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock, enter into transactions with affiliates or prepay certain indebtedness.  In addition, the Company is required to report various financial and non-financial information periodically to HSBC.  The Credit Facility also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to the senior secured notes, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in HSBC’s security interest, change in control events, and certain events which would have a material adverse effect.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances under it.

Pursuant to the Credit Facility, in the event the Company has outstanding direct debt advances, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the Credit Facility.  Under the Company’s factoring agreement, the Company directs its customers to remit payments on accounts receivable to its factor.  At the request of HSBC, the Company has directed its factor to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the Credit Facility.  Payments from customers in connection with the Company’s factoring arrangement are reflected in operating cash flows as collections of receivables.  Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows from financing activities in the statement of cash flows.

There were no loan borrowings or repayments under the Credit Facility during the nine months ended March 31, 2010.  Loan borrowings and repayments under the Credit Facility were $13.8 million and $13.8 million, respectively, during the nine months ended March 31, 2009.

On May 21, 2010, the Company further amended the Credit Facility to extend its expiration from December 15, 2010 to June 10, 2011.  Refer to Note 14, Subsequent Events, for a discussion of the amendments and modifications to the Credit Facility, among others, affected by the May 21, 2010 amendment.

7.                                      Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at March 31, 2010 and June 30, 2009 is $71,861,000 and $84,743,000, respectively.  At March 31, 2010 and June 30, 2009, the unamortized original issue discount is $962,000 and $1,751,000, respectively.  At March 31, 2010 and June 30, 2009, debt held in treasury approximated $65,537,000 and $52,655,000, respectively.  The Company’s outstanding senior secured notes are recorded at carrying book value at March 31, 2010 and June 30, 2009.  At March 31, 2010 and June 30, 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $47,428,000 and $16,101,000, respectively. The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

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

For the nine months ended March 31, 2010, the Company did not generate excess cash flow, as defined by the senior secured notes indenture. The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2010 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2010 is based on actual year-end results and are not currently determinable, the excess cash flow repurchase, if any, could differ materially from the amount estimated.  The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

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

The Company purchased, at a discount, $3.5 million of outstanding senior secured notes on the open market in July 2009.  A pre-tax gain of approximately $2.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the quarter ended September 30, 2009.

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

As noted in Note 14, the Company’s senior Amended and Restated Financing Agreement expires on June 10, 2011 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

On February 22, 2010, the Company commenced a debt tender offer (“Tender Offer”) to purchase up to approximately 51% of its outstanding 11-¼% Senior Secured Notes due 2011 (the “Notes”).  The consummation of the Tender Offer was conditioned upon, among other conditions, the valid tender by holders of Notes with a minimum aggregate principal amount at maturity of $17,975,000 (the “Minimum Tender Amount”).  At 11:59 p.m., New York City time, on March 19, 2010 the Tender Offer expired and the Minimum Tender Amount of Notes was not tendered.  Consequently, the Company did not purchase any Notes pursuant to the Tender Offer.

In connection with the Tender Offer, on February 22, 2010, the Company also entered into an agreement (the “Originally Restated Agreement”) with HSBC and Cerberus Capital Management, L.P. (“Cerberus”), as the term lender, to amend and restate the Credit Facility, by and among HSBC, as agent and lender, the other lenders signatory thereto from time to time, the Company, and the other loan parties signatory thereto.  The closing of the Originally Restated Credit Agreement was subject to, among other things, the consummation of the Tender Offer in accordance with its terms.  As noted above, the Tender Offer was not consummated, as the Minimum Tender Amount was not satisfied, and accordingly, a closing did not occur with respect to the Originally Restated Credit Agreement and the Company’s Credit Facility remains in full force and effect.

The senior secured notes indenture contains various covenants with which the Company has to comply, including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock or enter into transactions with affiliates.  In addition, the Company is required to report various financial and non-financial information periodically to the trustee.  The senior secured notes indenture also contains customary events of default including, but not limited to, payment defaults, cross-defaults to other indebtedness in excess of $7.5 million, material judgment defaults, bankruptcy and insolvency events, defects in security interests, and change in control events.  An event of default could result in all debt becoming due and payable.

8.                                      Income Taxes

The Company remains subject to federal, state and local income tax examinations by tax authorities beginning with the 2005 tax year, with the statute of limitations on the 2005 federal tax year closing as of September 2009.  Examination of the Company’s 2006 federal income tax return by the Internal Revenue Service was recently completed, as was a state tax audit for the 2006 and 2005 tax years, during the year ended June 30, 2009.  No significant adjustments were proposed in connection with these examinations.  Subsequent to the completion of the audit, the related unrecognized tax benefits were recognized during the quarter ended June 30, 2009.

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  Interest expense related to unrecognized tax benefits was not significant during the nine month period ended March 31, 2010.  Interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.2 million during the nine month period ended March 31, 2009.

The Company reviews its annual effective tax rate on a quarterly basis and makes the necessary changes if information or events warrant such changes.  The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income within different tax jurisdictions; changes to the valuation allowance for deferred tax assets that arose in the current period; changes to actual or forecasted permanent book to tax differences (non-deductible expenses).  Items such as settlements from tax authorities, tax law changes, changes to the valuation allowance for deferred tax assets that existed as of the beginning of the fiscal year and unusual items are recognized on a discrete basis.

The Company’s effective income tax rate for the nine months ended March 31, 2010 and 2009 was 55.4% and 68.2%, respectively.

For the nine months ended March 31, 2010, the Company’s tax provision was increased by approximately $3.1 million attributed to the Company’s July 2009, November 2009 and December 2009 senior secured note open market purchases (note 7).  The Company treated these purchases as discrete items during the quarters ended September 30, 2009 and December 31 2009. The estimated annual effective income tax rate for the year ending June 30, 2010 approximates 4% and excludes the impact of the discrete items.  The estimated annual effective income tax rate of 4% is primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

For the nine months ended March 31, 2009, the Company’s tax provision was increased by approximately $7.4 million attributed to the Company’s August 2008 and March 2009 senior secured note open market purchases (note 7).  In addition, the Company recorded an impairment charge of $23.4 million recognized on the Rafaella trademark (note 13) during the quarter ended December 31, 2008, which results in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.  The Company treated the August 2008 and March 2009 open market purchases and the December 2008 impairment charge as discrete items. The estimated annual effective income tax rate for the year ended June 30, 2009 approximated 29% and excluded the impact of the discrete items.  The estimated annual effective income tax rate of 29% was primarily due to the Company projecting pre-tax losses for fiscal 2009, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.

9.                                      Stock-Based Compensation

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

Under the Plan, unvested awards become immediately vested upon the occurrence of a Liquidity Event.  A Liquidity Event, as defined in the Plan, is (i) a change in control, (ii) the sale, transfer or other disposition of all or substantially all of the business and assets, (iii) the consummation of an initial public offering, or (iv) the dissolution or liquidation of the Company.  Common stock acquired through the exercise of stock option grants or vesting of restricted stock issued under the Plan may not be sold, disposed of or otherwise transferred by a participant of the Plan prior to a Liquidity Event without the consent of Cerberus, a shareholder of the Company.

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

A summary of stock option plan activity during the nine months ended March 31, 2010 is presented below:

	Shares	Weighted Average Remaining Contractual Life (in years)
Options outstanding, July 1, 2009	965,277
Forfeited	(187,500)
Options outstanding, March 31, 2010	777,777	6.5
Options exercisable, March 31, 2010	611,110	6.5

As of March 31, 2010, 222,222 stock options are subject to certain call right provisions described above.  Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of March 31, 2010, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $238,000 at March 31, 2010.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 and $6,000 during the three months ended March 31, 2010 and 2009, respectively.  The Company recorded compensation expense of approximately $17,000 and $18,000 during the nine months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was an additional $2,000 of unrecognized compensation cost related to these options, which will be recognized ratably as compensation expense over a weighted average vesting period of 0.1 years.

The Company is obligated to pay certain cash payments equal to one and three-tenths percent (1.3%) of the Appreciated Value of the Company in connection with Sale Transactions and one and three-tenths percent (1.3%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with two separate agreements entered into among the Company and a member of the Company’s board of directors and a former employee.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of March 31, 2010, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

10.                               Concentration of Credit Risk and Major Customers

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

For the three months ended March 31, 2010, sales to four customers approximated $9.9 million, $7.6 million, $3.5 million and $3.5 million of the Company’s consolidated net sales.  For the three months ended March 31, 2009, sales to two customers approximated $11.6 million and $6.1 million of the Company’s consolidated net sales.  For the nine months ended March 31, 2010, sales to four customers approximated $27.0 million, $17.5 million, $12.4 million, and $9.0 million of the Company’s consolidated net sales.  For the nine months ended March 31, 2009, sales to three customers approximated $35.7 million, $22.9 million, and $15.2 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from four customers approximated $6.3 million, $4.5 million, $2.8 million and $2.1 million at March 31, 2010.  Accounts receivable, net of allowances, from two customers approximated $2.5 million and $1.8 million at June 30, 2009.

11.                               Commitments and Contingencies

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller originally sought $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper.  On January 29, 2010, Nicole Miller asserted an additional $2.5 million in purported damages.  On April 10, 2010, the arbitrator issued an Arbitrator’s Partial Final Award (the “Award”).  The Award directs the Company to pay Nicole Miller approximately $0.4 million, plus reasonable attorney’s fees and certain expenses.  Under the terms of the Award, the arbitrator shall issue a final award including reasonable attorney’s fees by no later than May 28, 2010, in the event that the Company and Nicole Miller are not able to mutually agree on such attorney’s fees by April 30, 2010. The Company and Nicole Miller did not mutually agree to the claims for reasonable attorney’s fees by April 30, 2010.  Except for the claim for reasonable attorney’s fees, the Award is in full settlement of all claims submitted in connection with the arbitration proceedings.  The Company recorded an additional expense of approximately $0.4 million during the quarter ended March 31, 2010 as a result of the issuance of the Award.  As of March 31, 2010, the Company has accrued $0.6 million corresponding to the compensation for guaranteed minimum royalties ($0.4 million) and management’s estimate of reasonable attorney’s fees ($0.2 million) due to Nicole Miller. This charge has been accrued as a part of the accrued expenses and other current liabilities line item of the consolidated balance sheet.

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

12.                               Exit Activities

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

13.                               Trademark Intangible Asset Impairment

The Company performed an impairment test of the Rafaella trademark during the quarter ended December 31, 2008 and determined that the trademark was impaired necessitating a charge of $23.4 million.  The impairment was performed due to the decreased sales and cash flows attributed to the Rafaella brand during the three month period ended December 31, 2008 and reductions to management forecasts.  The impairment charge of $23.4 million is reflected within selling, general and administrative expenses for the nine month period ended March 31, 2009.  There were no impairments or impairment indicators present and no impairment loss was recorded during the three and nine month periods ended March 31, 2010, as the sales and cash flows for the current period were consistent with management forecasts.

14.                               Subsequent Events

The Company has performed an evaluation of subsequent events through the filing date of this quarterly report, and has determined that no material subsequent events have occurred, other than those events described below.

Amended and Restated Financing Agreement

The Company, Cerberus Capital Management, L.P. (“Cerberus”), as a lender and the term lender, HSBC Bank USA, National Association (“HSBC” or the “Agent”), as agent and as lender, the other lenders signatory thereto from time to time (the “Lenders”) and the other loan parties signatory thereto (together with Cerberus and HSBC, collectively the “Loan Parties”) entered into a certain Amended and Restated Financing Agreement dated as of May 21, 2010 (the “Amended and Restated Financing Agreement”) to amend and restate the Credit Facility.

The Amended and Restated Financing Agreement provides for the extension of the maturity of the Credit Facility from December 15, 2010 to June 10, 2011.  Any term loans, borrowed under the Term Loan Commitment (as defined below), are also due and payable on June 10, 2011 or upon termination of the Amended and Restated Financing Agreement.

The Amended and Restated Financing Agreement provides for (a) letters of credit of up to $20,000,000 to be provided by HSBC, (b) revolving direct debt advances of up to $5,000,000 on or after December 16, 2010 to be provided by Cerberus (the Company will not be entitled to obtain any revolving direct debt advances prior to December 16, 2010), and (c) term loans of up to $5,000,000 to be provided by Cerberus (the “Term Loan Commitment”).   The above letters of credit and revolving direct debt advances are subject to the additional conditions as noted below.

Under the terms of the Amended and Restated Financing Agreement, the Company’s ability to cause the issuance of letters of credit prior to December 16, 2010 is limited to the lesser of (x) $20,000,000 and (y) subject to reserves required by HSBC, if any, and the availability reserve discussed below (i) the sum of (a) 70% of eligible receivables plus (b) 70% of eligible factored receivables, plus (ii) the lesser of (I) the sum of (a) 50% of eligible inventory plus (b) 50% of outstanding eligible documentary letters of credit, and (II) the inventory advance cap, plus (iii) cash collateral.  From and after December 16, 2010, the Company’s ability to cause the issuance of letters of credit is limited to the lesser of $20,000,000 and the amount of cash collateral deposited by the Company to cash collateralize letters of credit.  The Amended and Restated Financing Agreement further provides that standby letters of credit shall be limited to $4,011,000 in the aggregate undrawn amount outstanding at any time.

The Amended and Restated Financing Agreement sets forth the following cash collateral requirements: (i) $5,500,000 from July 1, 2010 through and including July 31, 2010; (ii) $3,000,000 from October 1, 2010 through and including October 31, 2010; and (iii) $2,000,000 from November 1, 2010 through and including November 30, 2010.  Effective on and after December 16, 2010, the Company is required to cash collateralize all outstanding letters of credit in an amount equal to one hundred and five percent (105%) of such outstanding letters of credit.  A condition precedent to the issuance of any letter of credit on and after December 16, 2010 is that the Company shall have deposited with HSBC cash collateral in an amount equal to 105% of the undrawn face amount of each such letter of credit.

The Amended and Restated Financing Agreement also provides for a reduction in the inventory advance cap from $20,000,000 to (i) $10,000,000 from the effective date of the Amended and Restated Financing Agreement through and including September 30, 2010, (ii) $5,000,000 from October 1, 2010 through and including December 15, 2010 and (iii) $0 thereafter.  Under the Amended and Restated Financing Agreement, the availability reserve of $10,000,000 will remain in effect through December 15, 2010.

Under the terms of the Amended and Restated Financing Agreement, the Company’s revolving direct debt advances on or after December 16, 2010 is limited to the lesser of (i) $5,000,000 and (ii) subject to reserves required by HSBC, if any, the sum of (x) 65% of eligible receivables plus (y) 65% of eligible factored receivables.

The term loans may be used solely to fund repayments or repurchases of the Company’s outstanding 11¼% Senior Secured Notes due June 2011 (the “Notes”); and the Company shall not repurchase any of the Notes except (a) with the proceeds of the term loans or (b) as otherwise required pursuant to the terms of the Notes indenture.  The term loans are secured by a first lien on all of the Company’s assets on a pari passu basis with all other obligations under the Amended and Restated Financing Agreement, subject to the provisions of the Amended and Restated Financing Agreement relating to the application of proceeds from the Company.

The Amended and Restated Financing Agreement provides that the minimum working capital requirement shall be $25,000,000 as of the end of the fiscal quarter ending June 30, 2010 and $27,000,000 as of the end of the fiscal quarters ending thereafter.  There are no changes to the Company’s net income financial covenant that previously existed under the Credit Facility.

The Amended and Restated Financing Agreement provides for (i) an extension fee of $25,000 payable to HSBC, as Agent, payable upon execution, (ii) a revolving commitment closing fee payable to Cerberus of $125,000, which fee is earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date (as such term is defined in the Amended and Restated Financing Agreement), and (iii) term loan fees payable to Cerberus, as term lender, of (a) a closing fee of $125,000, which fee is earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date, and (b) a facility fee at a rate equal to one-quarter of one percent (0.25%) per annum on average daily unused portion of the Term Loan Commitment earned on a monthly basis and payable upon the Termination Date.  Borrowings under the Amended and Restated Financing Agreement bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three quarters percent (2.75%) per annum (each as defined).  The Amended and Restated Financing Agreement provides for a monthly commitment fee of 0.25% per annum on the unused portion of the available commitments for revolving direct debt advances and letters of credit under the facility.

The foregoing is a summary of the Amended and Restated Financing Agreement, and does not purport to be complete and is qualified in its entirety by the copy of the Amended and Restated Financing Agreement which is attached to this Quarterly Report as Exhibit 10.39 and incorporated herein by reference.

Legal Proceeding — Nicole Miller

See note 11 for discussion of the legal proceeding with Nicole Miller.

Equity Incentive Awards

On May 21, 2010, the Company’s board of directors approved entry by the Company into an Amended and Restated Agreement for Chairman of the Board of Directors (the “Amended Agreement”) in connection with John Kourakos to end the transaction bonus compensation arrangement in Mr. Kourakos’ original agreement and instead allow for the participation of Mr. Kourakos in the Company’s Equity Incentive Plan, thereby aligning the Chairman’s incentive compensation with all executives of the Company.  In connection therewith, the Company’s board of directors approved the grant of an option to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share, to Mr. Kourakos.  Mr. Kourakos’ option vests as follows: 73,327.28 on the grant date of May 21, 2010, 10,005.97 on October 1, 2010, and the remaining 27,777.75 on October 1, 2011.

The foregoing summary of Mr. Kourakos’ Amended Agreement does not purport to be complete and is qualified in its entirety by the Amended Agreement, the form of which is attached hereto as Exhibit 10.38 and incorporated herein by reference.

On May 21, 2010, the Company’s board of directors also approved the grant of an option pursuant to the Company’s Equity Incentive Plan to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share to Lance D. Arneson.   Mr. Arneson’s option vests as follows: 15,559.83 on the grant date of May 21, 2010, 12,217.92 on November 2, 2010, and the balance would vest equally over the next three years (27,777.75 per year).

15.                               Guarantor Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of March 31, 2010 and June 30, 2009 and for the three and nine months ended March 31, 2010 and 2009 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of March 31, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$10,147	$4	$3	$10,154
Receivables, net	18,236	2,825	—	21,061
Inventories	9,258	402	—	9,660
Deferred income taxes	1,040	40	—	1,080
Other current assets	5,158	15,695	(15,251)	5,602
Total current assets	43,839	18,966	(15,248)	47,557
Equipment and leasehold improvements, net	1,044	—	127	1,171
Intangible assets, net	31,582	726	—	32,308
Deferred financing costs, net	1,197	—	—	1,197
Investment in subsidiaries	19,763	—	(19,763)	—
Other assets	50	—	45	95
Total assets	$97,475	$19,692	$(34,839)	$82,328
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,893	$407	$56	$5,356
Accrued expenses and other current liabilities	21,730	29	(15,667)	6,092
Total current liabilities	26,623	436	(15,611)	11,448
Senior secured notes	70,899	—	—	70,899
Income taxes	4,838	—	—	4,838
Deferred rent	334	—	28	362
Total liabilities	102,694	436	(15,583)	87,547
Commitments and contingencies
Redeemable convertible preferred stock	59,110	—	—	59,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	305	8,741	(8,741)	305
Deemed dividend, in excess of predecessor basis	(26,022)	—	—	(26,022)
Retained earnings (deficit)	(38,637)	10,515	(10,515)	(38,637)
Total stockholders’ equity (deficit)	(64,329)	19,256	(19,256)	(64,329)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$97,475	$19,692	$(34,839)	$82,328

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$17,440	$230	$28	$17,698
Receivables, net	9,014	2,536	—	11,550
Inventories	11,297	1,037	—	12,334
Deferred income taxes	1,040	40	—	1,080
Other current assets	6,864	15,925	(17,232)	5,557
Total current assets	45,655	19,768	(17,204)	48,219
Equipment and leasehold improvements, net	1,534	—	169	1,703
Intangible assets, net	34,291	974	—	35,265
Deferred financing costs, net	2,199	—	—	2,199
Investment in subsidiaries	17,476	—	(17,476)	—
Other assets	47	—	46	93
Total assets	$101,202	$20,742	$(34,465)	$87,479
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,805	$1,977	$28	$7,810
Accrued expenses and other current liabilities	17,933	92	(15,857)	2,168
Total current liabilities	23,738	2,069	(15,829)	9,978
Senior secured notes	82,992	—	—	82,992
Income taxes	1,770	—	—	1,770
Deferred rent	385	—	37	422
Total liabilities	108,885	2,069	(15,792)	95,162
Commitments and contingencies
Redeemable convertible preferred stock	56,110	—	—	56,110
Stockholders’ equity (deficit):
Common stock	25	—	—	25
Additional paid in capital	288	8,741	(8,741)	288
Deemed dividend, in excess of predecessor basis	(26,022)	—	—	(26,022)
Retained earnings (deficit)	(38,084)	9,932	(9,932)	(38,084)
Total stockholders’ equity (deficit)	(63,793)	18,673	(18,673)	(63,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$101,202	$20,742	$(34,465)	$87,479

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$29,946	$3,452	$—	$33,398
Cost of sales	20,196	3,012	(737)	22,471
Gross profit	9,750	440	737	10,927
Selling, general and administrative expenses	7,053	383	(11)	7,425
Operating income	2,697	57	748	3,502
Interest expense, net	2,478	—	—	2,478
Interest expense and other financing, net	2,478	—	—	2,478
Income before provision for income taxes	219	57	748	1,024
Provision for income taxes	48	1	—	49
Equity in earnings of subsidiaries	804	—	(804)	—
Net income (loss)	975	56	(56)	975
Dividends accrued on redeemable convertible preferred stock	1,000	—	—	1,000
Net income (loss) available to common stockholders	$(25)	$56	$(56)	$(25)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended March 31, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$31,264	$3,291	$—	$34,555
Cost of sales	21,501	3,005	247	24,753
Gross profit	9,763	286	(247)	9,802
Selling, general and administrative expenses	7,749	505	—	8,254
Operating income (loss)	2,014	(219)	(247)	1,548
Interest expense, net	3,220	—	—	3,220
Gain on senior secured note purchase	(1,625)	—	—	(1,625)
Interest expense and other financing, net	1,595	—	—	1,595
Income (loss) before provision for (benefit from) income taxes	419	(219)	(247)	(47)
Provision for (benefit from) income taxes	269	(40)	—	229
Equity in earnings of subsidiaries	(426)	—	426	—
Net income (loss)	(276)	(179)	179	(276)
Dividends accrued on redeemable convertible preferred stock	1,000	—	—	1,000
Net income (loss) available to common stockholders	$(1,276)	$(179)	$179	$(1,276)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$75,605	$12,403	$—	$88,008
Cost of sales	52,836	10,540	(1,693)	61,683
Gross profit	22,769	1,863	1,693	26,325
Selling, general and administrative expenses	19,624	1,255	(11)	20,868
Operating income (loss)	3,145	608	1,704	5,457
Interest expense, net	8,008	—	—	8,008
Gain on senior secured note purchases	(8,036)	—	—	(8,036)
Interest expense and other financing, net	(28)	—	—	(28)
Income before provision for income taxes	3,173	608	1,704	5,485
Provision for income taxes	3,012	26	—	3,038
Equity in earnings of subsidiaries	2,286	—	(2,286)	—
Net income (loss)	2,447	582	(582)	2,447
Dividends accrued on redeemable convertible preferred stock	3,000	—	—	3,000
Net income (loss) available to common stockholders	$(553)	$582	$(582)	$(553)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the nine months ended March 31, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$108,956	$15,171	$—	$124,127
Cost of sales	81,572	12,565	586	94,723
Gross profit	27,384	2,606	(586)	29,404
Selling, general and administrative expenses	22,455	1,638	126	24,219
Intangible asset impairment	23,430	—	—	23,430
Operating income (loss)	(18,501)	968	(712)	(18,245)
Interest expense, net	10,232	—	—	10,232
Gain on senior secured note purchases	(19,219)	—	—	(19,219)
Interest expense and other financing, net	(8,987)	—	—	(8,987)
Income (loss) before provision for (benefit from) income taxes	(9,514)	968	(712)	(9,258)
Provision for (benefit from) income taxes	5,979	331	—	6,310
Equity in earnings of subsidiaries	(75)	—	75	—
Net income (loss)	(15,568)	637	(637)	(15,568)
Dividends accrued on redeemable convertible preferred stock	3,000	—	—	3,000
Net income (loss) available to common stockholders	$(18,568)	$637	$(637)	$(18,568)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income	$2,447	$582	$(582)	$2,447
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	817	—	—	817
Accretion of original issue discount	566	—	—	566
Depreciation and amortization	3,321	248	43	3,612
Stock-based compensation expense	17	—	—	17
Income taxes	3,068	—	—	3,068
Deferred rent	(51)	—	(9)	(60)
Gain on senior secured note purchases	(8,036)	—		(8,036)
Equity in earnings of subsidiaries	(2,286)	—	2,286	—
Changes in operating assets and liabilities:
Accounts receivable	(9,222)	(289)	—	(9,511)
Inventories	2,039	635	—	2,674
Other current assets	1,705	230	(1,980)	(45)
Accounts payable	(912)	(1,569)	27	(2,454)
Accrued expenses and other current liabilities	3,722	(63)	190	3,849
Other assets	(3)	—	1	(2)
Net cash provided by (used in) operating activities	(2,808)	(226)	(24)	(3,058)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(122)	—	(1)	(123)
Net cash used in investing activities	(122)	—	(1)	(123)
Cash flows used in financing activities:
Repurchase of senior secured notes	(4,363)	—	—	(4,363)
Net cash used in financing activities	(4,363)	—	—	(4,363)
Net decrease in cash and cash equivalents	(7,293)	(226)	(25)	(7,544)
Cash and cash equivalents, beginning of period	17,440	230	28	17,698
Cash and cash equivalents, end of period	$10,147	$4	$3	$10,154

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the nine months ended March 31, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income (loss)	$(15,568)	$637	$(637)	$(15,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	1,088	—	—	1,088
Accretion of original issue discount	636	—	—	636
Depreciation and amortization	3,218	247	—	3,465
Stock-based compensation expense	18	—	—	18
Income taxes	881	(33)	—	848
Deferred rent	16	—	—	16
Gain on senior secured note purchases	(19,219)	—	—	(19,219)
Intangible asset impairment	23,430	—	—	23,430
Equity in earnings of subsidiaries	75	—	(75)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,793)	(680)	—	(9,473)
Inventories	16,548	548	—	17,096
Other current assets	(2,682)	(401)	1,361	(1,722)
Accounts payable	(4,624)	(49)	75	(4,598)
Accrued expenses and other current liabilities	2,834	166	(432)	2,568
Other assets	—	—	(46)	(46)
Net cash provided by (used in) operating activities	(2,142)	435	246	(1,461)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(834)	—	(174)	(1,008)
Net cash used in investing activities	(834)	—	(174)	(1,008)
Cash flows used in financing activities:
Change in book overdraft	—	(23)	23	—
Deferred financing costs	(50)	—	—	(50)
Repurchase of senior secured notes	(9,960)	—	—	(9,960)
Net cash used in financing activities	(10,010)	(23)	23	(10,010)
Net increase (decrease) in cash and cash equivalents	(12,986)	412	95	(12,479)
Cash and cash equivalents, beginning of period	17,154	—	(23)	17,131
Cash and cash equivalents, end of period	$4,168	$412	$72	$4,652

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

•                                        our ability to refinance the Credit Facility which expires on June 10, 2011;

•                                        our ability to refinance the senior secured notes which mature on June 15, 2011;

•                                        our ability to generate sufficient cash flow to service our existing debt service obligations;

•                                        our ability to satisfy financial and other covenants of the Credit Facility and senior secured notes indenture;

•                                        our dependence upon third party sourcing and manufacturing in foreign countries and the resulting fluctuations in cost of manufacturing apparel clothing;

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

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of our products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  Bills have been introduced and are pending in Congress which, if enacted, would hold China accountable for currency manipulation through the assessment of additional duties (such as those available under the antidumping and countervailing duty laws).  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various private interests have proposed implementing a monitoring program covering textile imports from China.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

U.S. import quotas on apparel imported from China expired on December 31, 2008.  On September 11, 2009, acting under the authority of the China product safeguard provision (section 421 of the Trade Act of 1974, as amended), the U.S. President proclaimed that certain passenger vehicle and light truck tires from China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products.  The determination further provided for the imposition of additional import duties on such products, for a period of three years, as a remedy.  It is possible that U.S. domestic textile and apparel interests may petition for similar relief in the form of additional import duties or other measures such as quotas.  We cannot predict whether such action would be sought or approved.

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

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended March 31, 2010 and 2009.

	Quarterly Periods Ended
(in thousands, except percentages)	March 31, 2010		March 31, 2009

Net sales	$33,398	100.0%	$34,555	100.0%
Cost of sales	22,471	67.3	24,753	71.6
Gross profit	10,927	32.7	9,802	28.4
Selling, general and administrative expenses	7,425	22.2	8,254	23.9
Operating income (loss)	3,502	10.5	1,548	4.5
Interest expense, net	2,478	7.4	3,220	9.3
Gain on senior secured note purchase	—	—	(1,625)	(4.7)
Interest expense and other financing, net	2,478	7.4	1,595	4.6
Income (loss) before provision for (benefit from) income taxes	1,024	3.1	(47)	(0.1)
Provision for (benefit from) income taxes	49	0.1	229	0.7
Net income (loss)	975	2.9	(276)	(0.8)

Quarterly period ended March 31, 2010 compared to quarterly period ended March 31, 2009

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended March 31, 2010, as compared to the financial statements for the quarterly period ended March 31, 2009.

Net sales.  Net sales for the quarterly period ended March 31, 2010 was $33.4 million.  As compared to net sales of $34.6 million for the quarterly period ended March 31, 2009, net sales decreased by approximately $1.2 million or 3.3%. The decrease of net sales was principally due to a decrease in gross sales of $0.6 million, related to a decrease in volume (approximately 1%).  Additionally, customer allowances and trade discounts increased approximately $0.6 million.  The decrease in customer volume was attributed to decreases in off-price and private label sales offset by an increase in department store sales.

Gross profit.  Gross profit for the quarterly period ended March 31, 2010 was $10.9 million.  As a percentage of net sales, gross profit over this period was 32.7%.  As compared to the gross profit of $9.8 million for the quarterly period ended March 31, 2009 (28.4% of net sales), gross profit increased by $1.1 million or 11.5%.  Gross profit as a percentage of net sales was favorably impacted by an improvement in margins associated with off-price customer sales, an increase in department store sales as a percentage to total net sales, and a decrease in off-price customer sales as a percentage to total net sales during the quarterly period ended March 31, 2010 compared with the prior year.  The increase in gross profit as a percentage of net sales was partially offset by an increase in customer allowances as a percentage of net sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended March 31, 2010 was $7.4 million.  As compared to selling, general and administrative expenses of $8.3 million for the quarterly period ended March 31, 2009, there was a decrease of $0.8 million or 10.0%.  A decrease in compensation ($1.3 million) and design costs ($0.5 million) were the primary contributors to the overall decrease.  The decrease in compensation was comprised of severance costs ($1.1 million) incurred during the quarterly period ended March 31, 2009, reduced salary costs ($0.6 million) driven by headcount reductions during the prior year, offset by bonus compensation ($0.4 million) incurred during the quarterly period ended March 31, 2010.  The decrease was offset by an increase in legal fees ($0.4 million) of which $0.3 million related to the tender offer, costs related to the Nicole Miller arbitration proceedings ($0.4 million) and other expenses, none of which were individually significant.  As a percentage of net sales, selling, general and administrative expenses was 22.2% for the quarterly period ended March 31, 2010 and 23.9% for the quarterly period ended March 31, 2009.

Operating income.  Operating income for the quarterly period ended March 31, 2010 was $3.5 million.  As compared to operating income of $1.5 million for the quarterly period ended March 31, 2009, operating income increased by $2.0 million or 126.2%.  The increase was a result of the changes described above.

Interest expense, net.  Interest expense, net (cash interest and non-cash interest associated with original issue discount and deferred financing costs) for the quarterly period ended March 31, 2010 was $2.5 million. As compared to interest expense, net of $3.2 million for the quarterly period ended March 31, 2009, there was a decrease of $0.7 million or 23.0%.  The decrease of interest expense, net was primarily due to the reduction in our senior secured notes outstanding period over period.

Gain on senior secured notes purchase.  We did not purchase any of our senior secured notes on the open market for the quarterly period ended March 31, 2010.  For the quarterly period ended March 31, 2009, we purchased $2.0 million of our senior secured notes on the open market in March 2009, resulting in pre-tax gain of $1.6 million (resulting from the difference between the carrying book value of the senior secured notes and the amounts paid, net of deferred financing costs that were written-off).

Interest expense and other financing, net.  Interest expense and other financing, net for the quarterly period ended March 31, 2010 was $2.5 million.  As compared to interest expense and other financing, net of $1.6 million for the quarterly period ended March 31, 2009, there was an increase of $0.9 million or 55.4%.  The increase was a result of the changes described above. Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Provision for (benefit from) income taxes.  We recorded a provision for income taxes of $49,000 for the quarterly period ended March 31, 2010.  For the quarterly period ended March 31, 2009, we recorded a provision for income taxes of $0.2 million.

We recorded a provision for income taxes of $0.2 million for the quarterly period ended March 31, 2009.  The Company’s tax provision for the quarterly period ended March 31, 2009 was increased by the Company’s March 2009 senior secured note open market purchase which resulted in a pre-tax gain of $1.6 million and an income tax provision of $0.6 million. This tax provision was offset by a benefit of $0.5 million due to the loss from operations, considering permanent items, for the quarterly period ended March 31, 2009.

Net income.  Net income for the quarterly period ended March 31, 2010 was $1.0 million.  Net income as a percentage of net sales for the quarterly period ended March 31, 2010 was 2.9%.  As compared to the net loss of $0.3 million for the quarterly period ended March 31, 2009 (0.8% of sales), our net income increased by $1.3 million.  This increase was a result of the changes described above.

The following table summarizes our historical operations as a percentage of net sales for the nine-month periods ended March 31, 2010 and 2009.

	Nine-month Periods Ended
(in thousands, except percentages)	March 31, 2010		March 31, 2009

Net sales	$88,008	100.0%	$124,127	100.0%
Cost of sales	61,683	70.1	94,723	76.3
Gross profit	26,325	29.9	29,404	23.7
Selling, general and administrative expenses	20,868	23.7	24,219	19.5
Intangible asset impairment	—	—	23,430	18.9
Operating income (loss)	5,457	6.2	(18,245)	(14.7)
Interest expense, net	8,008	9.1	10,232	8.2
Gain on senior secured note purchases	(8,036)	(9.1)	(19,219)	(15.5)
Interest expense and other financing, net	(28)	(0.0)	(8,987)	(7.2)
Income (loss) before provision for (benefit from) income taxes	5,485	6.2	(9,258)	(7.5)
Provision for (benefit from) income taxes	3,038	3.5	6,310	5.1
Net income (loss)	2,447	2.8	(15,568)	(12.5)

Nine-month period ended March 31, 2010 compared to nine-month period ended March 31, 2009

Set forth below is a description of the results of operations derived from the financial statements for the nine-month period ended March 31, 2010, as compared to the financial statements for the nine-month period ended March 31, 2009.

Net sales.  Net sales for the nine-month period ended March 31, 2010 was $88.0 million.  As compared to net sales of $124.1 million for the nine-month period ended March 31, 2009, net sales decreased by approximately $36.1 million or 29.1%.  The decrease of net sales was principally due to a decrease in gross sales of $37.2 million, related to a decrease in volume (approximately 28%) net of an increase in average revenue per unit (approximately 4%).  The decrease in gross sales was partially offset by decrease in customer allowances and trade discounts of $1.4 million.  The decrease in customer volume was attributed to decreases in off-price, private label and department store sales.  The increase in average revenue per unit was attributed to an increase in off-price sales per unit, partially offset by decreases in department store and private label sales per unit.

Gross profit.  Gross profit for the nine-month period ended March 31, 2010 was $26.3 million.  As a percentage of net sales, gross profit over this period was 29.9%.  As compared to the gross profit of $29.4 million for the nine-month period ended March 31, 2009 (23.7% of net sales), gross profit decreased by $3.1 million or 10.5%.  Gross profit as a percentage of net sales was favorably impacted by an improvement in margins associated with off-price customer sales, an increase in department store sales as a percentage to total net sales, a decrease in off-price customer sales as a percentage to total net sales, and a decrease in inventory markdowns during the nine-month period ended March 31, 2010 compared with the prior year.  The increase in gross profit as a percentage of net sales was partially offset by an increase in customer allowances and discounts as a percentage of net sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine-month period ended March 31, 2010 was $20.9 million.  As compared to selling, general and administrative expenses of $24.2 million for the nine-month period ended March 31, 2009, there was a decrease of $3.4 million or 13.8%.  A decrease in compensation ($2.2 million) was the primary contributor to the overall decrease.  The decrease in compensation was comprised of severance costs ($1.1 million) incurred during the quarterly period ended March 31, 2009, reduced salary costs ($2.4 million) driven by headcount reductions during the prior year, offset by bonus compensation ($1.3 million) incurred during the nine-month period ended March 31, 2010.  Other decreases included outside design services ($0.6 million), warehouse and distribution costs ($0.3 million), advertising costs ($0.3 million), provision for bad debt ($0.3 million) and other expenses, none of which were individually significant.  The decrease in selling, general and administrative expenses was partially offset by an increase in legal fees ($0.3 million) and depreciation and amortization ($0.3 million).  As a percentage of net sales, selling, general and administrative expenses was 23.7% for the nine-month period ended March 31, 2010 and 19.5% for the nine-month period ended March 31, 2009.

Intangible asset impairment.  No intangible asset impairment charge was recognized in the nine-month period ended March 31, 2010.  An intangible asset impairment charge of $23.4 million was recorded for the nine-month period ended March 31, 2009,  related to the decline in the fair value of the Rafaella trademark intangible asset.  No such charge was recorded for nine-month period ended March 31, 2010 as there were no impairments or impairment indicators present and the sales and cash flows for the current period were consistent with management forecasts.

Operating income.  Operating income for the nine-month period ended March 31, 2010 was $5.5 million.  As compared to operating loss of $18.2 million for the nine-month period ended March 31, 2009, operating income increased by $23.7 million or 129.9%.  The increase was a result of the changes described above.

Interest expense, net.  Interest expense, net (cash interest and non-cash interest associated with original issue discount and deferred financing costs) for the nine-month period ended March 31, 2010 was $8.0 million. As compared to interest expense, net of $10.2 million for the nine-month period ended March 31, 2009, there was a decrease of $2.2 million or 21.7%.  The decrease of interest expense, net was primarily due to the reduction in our senior secured notes outstanding period over period.

Gain on senior secured notes purchases.  Gain on senior secured notes purchases for the nine-month period ended March 31, 2010 was $8.0 million. As compared to gain on senior secured notes purchases of $19.2 million for the nine-month period ended March 31, 2009, there was a decrease of $11.2 million or 58.2%.  The decrease in pre-tax gains (resulting from the difference between the carrying book value of the senior secured notes and the amounts paid, net of deferred financing costs that were written-off) was due to the decrease in our senior secured notes purchases period over period. We purchased $3.5 million, $5.0 million, and $4.4 million of our senior secured notes on the open market in July 2009, November 2009, and December 2009, respectively, for the nine-month period ended March 31, 2010.  We purchased $28.5 million and $2.0 million of our senior secured notes on the open market in August 2008 and March 2009, respectively, for the nine-month period ended March 31, 2009.

Interest expense and other financing, net.  Interest expense and other financing, net for the nine-month period ended March 31, 2010 was a gain of $28,000.  Interest expense and other financing, net for the nine-month period ended March 31, 2009 was a gain of $9.0 million.  The decrease of $9.0 million or 99.7% was a result of the changes described above. Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Provision for (benefit from) income taxes.  We recorded a provision for income taxes of $3.0 million for the nine-month period ended March 31, 2010.  For the nine-month period ended March 31, 2009, we recorded a provision for income taxes of $6.3 million.  Our effective income tax rate for the nine months ended March 31, 2010 and 2009 was 55.4% and 68.2%, respectively.

For the nine months ended March 31, 2010, the Company’s tax provision was increased by approximately $3.1 million attributed to the Company’s July 2009, November 2009 and December 2009 senior secured note open market purchases.  The Company treated these purchases as discrete items during the quarterly periods ended September 30, 2009 and December 31, 2009. The estimated annual effective income tax rate for the year ending June 30, 2010 approximates 4% and excludes the impact of the discrete items.  The estimated annual effective income tax rate of 4% is primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

For the nine months ended March 31, 2009, the Company’s tax provision was increased by approximately $7.4 million attributed to the Company’s August 2008 and March 2009 senior secured note open market purchases.  In addition, the Company recorded an impairment charge of $23.4 million recognized on the Rafaella trademark during the quarter ended December 31, 2008, which results in no income tax benefit.  No income tax benefit was recognized for this impairment charge because the underlying tax basis of the Rafaella trademark is capital in nature and therefore generates a capital loss for income tax purposes, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset this capital loss.  The Company treated the August 2008 and March 2009 open market purchases and the December 2008 impairment charge as discrete items. The estimated annual effective income tax rate for the year ended June 30, 2009 approximated 29% and excluded the impact of the discrete items.  The estimated annual effective income tax rate of 29% was primarily due to the Company projecting pre-tax losses for fiscal 2009, as well as providing a valuation allowance on a deferred tax asset of $0.9 million, arising from the amortization of the Company’s customer relationship intangible assets.

Net income.  Net income for the nine-month period ended March 31, 2010 was $2.4 million.  Net income as a percentage of net sales for the nine-month period ended March 31, 2010 was 2.8%.  As compared to the net loss of $15.6 million for the nine-month period ended March 31, 2009 (12.5% of sales), our net income increased by $18.0 million or 115.7%.  This increase was a result of the changes described above.

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

Revolving Credit Facility

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended through September 25, 2009, the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”).  On September 25, 2009, the Company amended the Credit Facility.  The following amendments and modifications to the Credit Facility, among others, were effected by the September 25, 2009 amendment: (i) extension of the term of the Credit Facility from June 20, 2010 to December 15, 2010, (ii) a reduction in the maximum loan amount of the Credit Facility from $45.0 million to $30.0 million, (iii) the addition of an affirmative covenant requiring the Company to maintain certain minimum amounts of cash collateral, (iv) a modification of a financial covenant to permit negative net income during certain specified periods after September 30, 2009, (v) an additional limitation on the undrawn aggregate dollar amounts that were permitted to be outstanding under standby letters of credit and (vi) the working capital financial covenant was modified to exclude indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010 from the definition of current liabilities. The Credit Facility provides an aggregate maximum availability, if and when the Company has the requisite levels of assets, in the amount of $30.0 million that may be used for direct debt advances plus letters of credit, and is subject to a sub-limit of $20.0 million for direct debt advances, and $6.0 million for standby letters of credit through December 31, 2009 and $4,010,000 at all times thereafter.  The Credit Facility is collateralized by substantially all of the assets of the Company.

The Company’s aggregate maximum borrowing availability under the Credit Facility is limited to the sum of (i) 85% of eligible receivables, plus (ii) the lesser of (A) the sum of (1) 50% of eligible inventory and (2) 50% of letters of credit issued for finished goods inventory, or (B) an inventory cap of $20.0 million, plus (iii) cash collateral, reduced by (iv) reserves (as defined).  The Company’s direct debt advance borrowing availability under the Credit Facility is limited to the lesser of (i) $20.0 million, or (ii) the sum of (A) a borrowing base overadvance amount (as defined) and (B) 85% of eligible receivables.  At March 31, 2010, there were no loans and $9.3 million of letters of credit outstanding under the Credit Facility.  The outstanding letters of credit are comprised of letters of credit totaling $5.3 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).  The Company’s aggregate maximum availability for direct advances plus letters of credit approximated $7.2 million as of March 31, 2010.

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

As of March 31, 2010, the Company was in compliance with each of the financial covenants.  Additionally, the Company expects that it will meet its future debt covenants through the expiration date of the Credit Facility. A violation of the financial covenants constitutes an event of default under the Credit Facility; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Credit Facility, the Company’s results of operations, financial condition and cash flows may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy its financial covenants in future periods.

The Company requires significant working capital to purchase inventory and is often required to post commercial letters of credit when placing orders with certain of its third-party manufacturers or fabric suppliers.  In addition, standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit, are outstanding as of March 31, 2010.  The Company expects to meet its future working capital needs primarily through its operating cash flows as well as through the utilization of its Credit Facility, pursuant to which the Company has been able to obtain a line of credit and post letters of credit.

The Credit Facility includes various other covenants with which the Company has to comply in order to maintain borrowing availability including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock, enter into transactions with affiliates or prepay certain indebtedness.  In addition, the Company is required to report various financial and non-financial information periodically to HSBC.  The Credit Facility also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to the senior secured notes, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in HSBC’s security interest, change in control events, and certain events which would have a material adverse effect.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances under it.

On May 21, 2010, the Company further amended the Credit Facility to extend its expiration from December 15, 2010 to June 10, 2011.  Refer to Note 14, Subsequent Events, for a discussion of the amendments and modifications to the Credit Facility, among others, affected by the May 21, 2010 amendment.

Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at March 31, 2010 and June 30, 2009 is $71,861,000 and $84,743,000, respectively.  At March 31, 2010 and June 30, 2009, the unamortized original issue discount is $962,000 and $1,751,000, respectively.  At March 31, 2010 and June 30, 2009, debt held in treasury approximated $65,537,000 and $52,655,000, respectively.  The Company’s outstanding senior secured notes are recorded at carrying book value at March 31, 2010 and June 30, 2009.  At March 31, 2010 and June 30, 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $47,428,000, and $16,101,000, respectively. The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

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

For the nine months ended March 31, 2010, the Company did not generate excess cash flow, as defined by the senior secured notes indenture. The Company currently estimates that an annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 will not be required.  This estimate is based on a number of different assumptions surrounding the Company’s estimated financial position as of June 30, 2010 and its estimated results of operations and cash flows for the year then ended.  Consequently, as the actual excess cash flow repurchase amount to be applied to the repayment of the senior secured notes as of June 30, 2010 is based on actual year-end results and are not currently determinable, the excess cash flow repurchase, if any, could differ materially from the amount estimated.  The Company will record as a current liability those principal payments that are estimated to be due within twelve months under the excess cash flow provision of the senior secured notes debt agreement when the likelihood of those payments becomes estimable and probable.

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

The Company purchased, at a discount, $3.5 million of outstanding senior secured notes on the open market in July 2009.  A pre-tax gain of approximately $2.5 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the quarter ended September 30, 2009.

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

On February 22, 2010, the Company commenced a debt tender offer (“Tender Offer”) to purchase up to approximately 51% of its outstanding 11-¼% Senior Secured Notes due 2011 (the “Notes”).  The consummation of the Tender Offer was conditioned upon, among other conditions, the valid tender by holders of Notes with a minimum aggregate principal amount at maturity of $17,975,000 (the “Minimum Tender Amount”).  At 11:59 p.m., New York City time, on March 19, 2010 the Tender Offer expired and the Minimum Tender Amount of Notes was not tendered.  Consequently, the Company did not purchase any Notes pursuant to the Tender Offer.

In connection with the Tender Offer, on February 22, 2010, the Company also entered into an agreement (the “Originally Restated Credit Agreement”) with HSBC and Cerberus Capital Management, L.P. (“Cerberus”), as the term lender, to amend and restate the Credit Facility, by and among HSBC, as agent and lender, the other lenders signatory thereto from time to time, the Company, and the other loan parties signatory thereto.  The closing of the Originally Restated Credit Agreement was subject to, among other things, the consummation of the Tender Offer in accordance with its terms.

As noted above, the Tender Offer was not consummated, as the Minimum Tender Amount was not satisfied, and accordingly, a closing did not occur with respect to the Originally Restated Credit Agreement and the Company’s Credit Facility remains in full force and effect.

The senior secured notes indenture contains various covenants with which the Company has to comply, including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock or enter into transactions with affiliates.  In addition, the Company is required to report various financial and non-financial information periodically to the trustee.  The senior secured notes indenture also contains customary events of default including, but not limited to, payment defaults, cross-defaults to other indebtedness in excess of $7.5 million, material judgment defaults, bankruptcy and insolvency events, defects in security interests, and change in control events.  An event of default could result in all debt becoming due and payable.

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

We continually review the capital expenditure needs for the business as they relate to the business’ information systems, infrastructure, and in-store expenditures and we anticipate that capital expenditures may increase in future periods.  We also anticipate that we will incur costs, which may be substantial, to improve our infrastructure as a result of being a public company and support key branding, marketing and on-line initiatives.

Based on current sales trends, we believe that our cash flow from operations and available borrowings under our senior Credit Facility will provide us with sufficient financial flexibility to fund our operations, debt service requirements, and capital expenditures over the next twelve months.

As noted in Note 14, the Company’s senior Amended and Restated Financing Agreement expires on June 10, 2011 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

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

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the nine month periods ended March 31, 2010 and 2009.

	Nine month periods Ended
(in thousands)	March 31, 2010	March 31, 2009
Net cash provided by (used in):
Operating activities	$(3,058)	$(1,461)
Investing activities	(123)	(1,008)
Financing activities	(4,363)	(10,010)
Net decrease in cash and cash equivalents	$(7,544)	$(12,479)

Operating activities.  Cash flows used in operating activities for the nine months ended March 31, 2010 and 2009 were $3.1 million and $1.5 million, respectively.  The increase in cash flows used in operating activities from 2009 to 2010 is primarily attributed to reduced cash flows from the sale of aged inventory in 2009 versus 2010 offset by reductions in income taxes, interest paid and inventory purchases.

Investing activities.  Net cash used in investing activities for the nine month periods ended March 31, 2010 and 2009 were $0.1 million and $1.0 million, respectively.  The use of cash during each of these periods was attributed to capital expenditures.

Financing activities.  Net cash used in financing activities for the nine month periods ended March 31, 2010 and 2009 were $4.4 million and $10.0 million, respectively.  The use of cash during each of these periods was attributed to our July 2009, November 2009, and December 2009 senior secured note open market purchases discussed above for the nine month period ended March 31, 2010 and our August 2008 and March 2009 senior secured note open market purchases and November 2008 excess cash flow offer, as described above for the nine month period ended March 31, 2009.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had outstanding letters of credit totaling $5.3 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).

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

On December 19, 2008, the Company entered into a factoring agreement with Wells Fargo Trade Capital, LLC (“Wells Fargo”), a commercial factor, pursuant to which the Company may assign certain of its receivables to Wells Fargo.  Wells Fargo provides collection services and assumes credit risk on those receivables that are assigned and approved in advance.

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

In May 2009, the FASB issued a new provision on subsequent events which required the disclosure of the date through which an entity has evaluated subsequent events for potential recognition or disclosure in the financial statements and whether that date represents the date the financial statements were issued or were available to be issued.  This standard also provides clarification about circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This standard was amended in February 2010, whereby the amendments eliminate the requirement for the disclosure of the date through which subsequent events were evaluated. The amendments are effective upon issuance of the update, and the adoption of the amendments did not have any impact on the Company’s financial statements.

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes a framework for measuring fair value under GAAP and expands fair value measurement disclosures. The guidance does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued guidance which allows for a one-year delay of the effective date for fair value measurements for all non-financial assets and liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company delayed the effective date and applied the measurement provisions for all non-financial assets and liabilities that are recognized at fair value in the consolidated financial statements on a non-recurring basis until July 1, 2009. The Company’s non-recurring non-financial assets and liabilities include long-lived assets and intangible assets. The adoption of the guidance for financial assets and liabilities and for non-recurring non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements. In January 2010, the FASB issued amendments to disclosure and classification requirements for fair value measurement and disclosures.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the amendments did not have any impact on the Company’s consolidated financial statements.

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

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Our interest expense on the line of credit is based on variable rates, as discussed in note 6 to our condensed consolidated financial statements included elsewhere herein.  There were no loan borrowings or repayments under the senior Credit Facility during the nine months ended March 31, 2010.  At March 31, 2010, there were no loans outstanding under the senior Credit Facility.

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

As of the period ended March 31, 2010 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller originally sought $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper.  On January 29, 2010, Nicole Miller asserted an additional $2.5 million in purported damages.  On April 10, 2010, the arbitrator issued an Arbitrator’s Partial Final Award (the “Award”).  The Award directs the Company to pay Nicole Miller approximately $0.4 million, plus reasonable attorney’s fees and certain expenses.  Under the terms of the Award, the arbitrator shall issue a final award including reasonable attorney’s fees by no later than May 28, 2010, in the event that the Company and Nicole Miller are not able to mutually agree on such attorney’s fees by April 30, 2010. The Company and Nicole Miller did not mutually agree to the claim for reasonable attorney’s fees by April 30, 2010.  Except for the claim for reasonable attorney’s fees, the Award is in full settlement of all claims submitted in connection with the arbitration proceedings.  The Company recorded an additional expense of approximately $0.4 million during the quarter ended March 31, 2010 as a result of the issuance of the Award.  As of March 31, 2010, the Company has accrued $0.6 million corresponding to the compensation for guaranteed minimum royalties ($0.4 million) and management’s estimate of reasonable attorney’s fees ($0.2 million) due to Nicole Miller. This charge has been accrued as a part of the accrued expenses and other current liabilities line item of the consolidated balance sheet.

Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and in our Quarterly Report on Form 10-Q for the fiscal quarters ended September 30, 2009 and December 31, 2009,  which could materially affect our business, financial condition or future results.  The risks described in this report and in our Form 10-K and Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our senior secured notes mature on June 15, 2011 and management currently does not believe that we will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.

Our senior secured notes mature on June 15, 2011. Management currently does not believe that we will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  As a result, we anticipate needing to access to the credit markets during the next year in order to refinance or otherwise repay the senior secured notes.  Our ability to access the capital markets will depend on our credit profile and operating results as well as general conditions in the credit markets.  Market disruptions such as those experienced in the United States and abroad during the past several years may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. Additionally, if our operating results do not improve sufficiently and/or current credit and capital market conditions continue, it could have a material adverse effect on our ability to refinance all or any portion of our existing debt, and we may be unable to refinance our existing debt on terms acceptable to us, if at all.

The Credit Facility expires on June 10, 2011 and we may be unable to refinance on terms acceptable to us, if at all.

The Credit Facility expires on June 10, 2011 and we rely upon access to the credit markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. As a result, we anticipate needing to access the credit markets during the next year with respect to the Credit Facility. Our ability to access the credit markets will depend on our credit profile and operating results as well as general conditions in the credit markets. Market disruptions such as those currently being experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions and counterparties with which we do business, unprecedented volatility in the markets where our outstanding indebtedness trades, and general economic downturns. If we are unable to access credit at competitive rates, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. Additionally, if current credit and capital market conditions continue, it could have a material adverse effect on our ability to refinance all or any portion of the Credit Facility, and we may be unable to refinance the Credit Facility on terms acceptable to us, if at all.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Amended and Restated Financing Agreement

The Company, Cerberus Capital Management, L.P. (“Cerberus”), as a lender and the term lender, HSBC Bank USA, National Association (“HSBC” or the “Agent”), as agent and as a lender, the other lenders signatory thereto from time to time (the “Lenders”) and the other loan parties signatory thereto (together with Cerberus and HSBC, collectively the “Loan Parties”) entered into a certain Amended and Restated Financing Agreement dated as of May 21, 2010 (the “Amended and Restated Financing Agreement”) to amend and restate the Credit Facility.

The Amended and Restated Financing Agreement provides for the extension of the maturity of the Credit Facility from December 15, 2010 to June 10, 2011.  Any term loans, borrowed under the Term Loan Commitment (as defined below), are also due and payable on June 10, 2011 or upon termination of the Amended and Restated Financing Agreement.

The Amended and Restated Financing Agreement provides for (a) letters of credit of up to $20,000,000 to be provided by HSBC, (b) revolving direct debt advances of up to $5,000,000 on or after December 16, 2010 to be provided by Cerberus (the Company will not be entitled to obtain any revolving direct debt advances prior to December 16, 2010), and (c) term loans of up to $5,000,000 to be provided by Cerberus (the “Term Loan Commitment”).   The above letters of credit and revolving direct debt advances are subject to the additional conditions as noted below.

Under the terms of the Amended and Restated Financing Agreement, the Company’s ability to cause the issuance of letters of credit prior to December 16, 2010 is limited to the lesser of (x) $20,000,000 and (y) subject to reserves required by HSBC, if any, and the availability reserve discussed below (i) the sum of (a) 70% of eligible receivables plus (b) 70% of eligible factored receivables, plus (ii) the lesser of (I) the sum of (a) 50% of eligible inventory plus (b) 50% of outstanding eligible documentary letters of credit, and (II) the inventory advance cap, plus (iii) cash collateral.  From and after December 16, 2010, the Company’s ability to cause the issuance of letters of credit is limited to the lesser of $20,000,000 and the amount of cash collateral deposited by the Company to cash collateralize letters of credit.  The Amended and Restated Financing Agreement further provides that standby letters of credit shall be limited to $4,011,000 in the aggregate undrawn amount outstanding at any time.

The Amended and Restated Financing Agreement sets forth the following cash collateral requirements: (i) $5,500,000 from July 1, 2010 through and including July 31, 2010; (ii) $3,000,000 from October 1, 2010 through and including October 31, 2010; and (iii) $2,000,000 from November 1, 2010 through and including November 30, 2010.  Effective on and after December 16, 2010, the Company is required to cash collateralize all outstanding letters of credit in an amount equal to one hundred and five percent (105%) of such outstanding letters of credit.  A condition precedent to the issuance of any letter of credit on and after December 16, 2010 is that the Company shall have deposited with HSBC cash collateral in an amount equal to 105% of the undrawn face amount of each such letter of credit.

The Amended and Restated Financing Agreement also provides for a reduction in the inventory advance cap from $20,000,000 to (i) $10,000,000 from the effective date of the Amended and Restated Financing Agreement through and including September 30, 2010, (ii) $5,000,000 from October 1, 2010 through and including December 15, 2010 and (iii) $0 thereafter.  Under the Amended and Restated Financing Agreement, the availability reserve of $10,000,000 will remain in effect through December 15, 2010.

Under the terms of the Amended and Restated Financing Agreement, the Company’s revolving direct debt advances on or after December 16, 2010 is limited to the lesser of (i) $5,000,000 and (ii) subject to reserves required by HSBC, if any, the sum of (x) 65% of eligible receivables plus (y) 65% of eligible factored receivables.

The term loans may be used solely to fund repayments or repurchases of the Company’s outstanding 11¼% Senior Secured Notes due June 2011 (the “Notes”); and the Company shall not repurchase any of the Notes except (a) with the proceeds of the term loans or (b) as otherwise required pursuant to the terms of the Notes indenture.  The term loans are secured by a first lien on all of the Company’s assets on a pari passu basis with all other obligations under the Amended and Restated Financing Agreement, subject to the provisions of the Amended and Restated Financing Agreement relating to the application of proceeds from the Company.

The Amended and Restated Financing Agreement provides that the minimum working capital requirement shall be $25,000,000 as of the end of the fiscal quarter ending June 30, 2010 and $27,000,000 as of the end of the fiscal quarters ending thereafter.  There are no changes to the Company’s net income financial covenant that previously existed under the Credit Facility.

The Amended and Restated Financing Agreement provides for (i) an extension fee of $25,000 payable to HSBC, as Agent, payable upon execution, (ii) a revolving commitment closing fee payable to Cerberus of $125,000, which fee is earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date (as such term is defined in the Amended and Restated Financing Agreement), and (iii) term loan fees payable to Cerberus, as term lender, of (a) a closing fee of $125,000, which fee is earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date, and (b) a facility fee at a rate equal to one-quarter of one percent (0.25%) per annum on average daily unused portion of the Term Loan Commitment earned on a monthly basis and payable upon the Termination Date.  Borrowings under the Amended and Restated Financing Agreement bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three quarters percent (2.75%) per annum (each as defined).  The Amended and Restated Financing Agreement provides for a monthly commitment fee of 0.25% per annum on the unused portion of the available commitments for revolving direct debt advances and letters of credit under the facility.

The foregoing is a summary of the Amended and Restated Financing Agreement, and does not purport to be complete and is qualified in its entirety by the copy of the Amended and Restated Financing Agreement which is attached to this Quarterly Report as Exhibit 10.39 and incorporated herein by reference.

Legal Proceeding — Nicole Miller

See note 11 for discussion of the legal proceeding with Nicole Miller.

Equity Incentive Awards

On May 21, 2010, the Company’s board of directors approved entry by the Company into an Amended and Restated Agreement for Chairman of the Board of Directors (the “Amended Agreement”) in connection with John Kourakos to end the transaction bonus compensation arrangement in Mr. Kourakos’ original agreement and instead allow for the participation of Mr. Kourakos in the Company’s Equity Incentive Plan, thereby aligning the Chairman’s incentive compensation with all executives of the Company.  In connection therewith, the Company’s board of directors approved the grant of an option to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share, to Mr. Kourakos.  Mr. Kourakos’ option vests as follows: 73,327.28 on the grant date of May 21, 2010, 10,005.97 on October 1, 2010, and the remaining 27,777.75 on October 1, 2011.

The foregoing summary of Mr. Kourakos’ Amended Agreement does not purport to be complete and is qualified in its entirety by the Amended Agreement, the form of which is attached hereto as Exhibit 10.38 and incorporated herein by reference.

On May 21, 2010, the Company’s board of directors also approved the grant of an option pursuant to the Company’s Equity Incentive Plan to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share to Lance D. Arneson.   Mr. Arneson’s option vests as follows: 15,559.83 on the grant date of May 21, 2010, 12,217.92 on November 2, 2010, and the balance would vest equally over the next three years (27,777.75 per year).

43

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

10.29

Amended and Restated Collection Services Factoring Agreement, dated as of December 16, 2008, between Rafaella Apparel Group, Inc. and GMAC Commercial Finance LLC, previously filed as Exhibit 10.29 to Rafaella’s Current Report on Form 8-K, filed December 22, 2008, and herein incorporated by reference.

10.30

Factoring Agreement (Collection), dated December 19, 2008, between Rafaella Apparel Group, Inc. and Wells Fargo Trade Capital, LLC, previously filed as Exhibit 10.29 to Rafaella’s Current Report on Form 8-K, filed December 22, 2008, and herein incorporated by reference.

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

10.38**	Form of Amended and Restated Agreement for Chairman of Board of Directors, dated as of May 21, 2010, between Rafaella Apparel Group, Inc. and John Kourakos.

10.39**

Amended and Restated Financing Agreement, dated as of May 21, 2010, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and the other lenders signatory thereto from time to time.

10.40**	Reaffirmation of Trademark Collateral Security Agreement, dated May 21, 2010, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.41**	Reaffirmation of Stock Pledge Agreement, dated May 21, 2010, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

RAFAELLA APPAREL GROUP, INC.

May 24, 2010	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

May 24, 2010	By:	/s/ Lance D. Arneson
Lance D. Arneson
Chief Financial Officer
(Principal Financial and Accounting Officer)