Form 10-K
period 2010-06-30
RAFAELLA APPAREL GROUP,INC.
filed 2010-10-13
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of October 13, 2010, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

ANNUAL REPORT

JUNE 30, 2010

		PAGE

PART I		1

ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	5
ITEM 1B.	UNRESOLVED STAFF COMMENTS	13
ITEM 2.	PROPERTIES	13
ITEM 3.	LEGAL PROCEEDINGS	13
ITEM 4.	(Removed and Reserved)	14

PART II		14

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14
ITEM 6.	SELECTED FINANCIAL DATA	14
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	32
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	33
ITEM 9A(T).	CONTROLS & PROCEDURES	33
ITEM 9B.	OTHER INFORMATION	33

PART III		34

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	34
ITEM 11.	EXECUTIVE COMPENSATION	36
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	46
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	47
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	48

PART IV		49

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	49
EXHIBIT INDEX		50
SIGNATURES		54
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT		54

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

Our Company

We are an established wholesaler, designer, sourcer, marketer and distributer of a full line of women’s career and casual sportswear separates within the United States.  We have been in the women’s apparel business since 1982 and market our products primarily under the Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, knits, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include core basics, fashion related separates and replenishment items with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the manufacturing and production of our clothing line to factories primarily in Asia and also in the Middle East.  We sell our products directly to department, specialty and chain stores and off-price retailers.  We have over 240 customers, representing over 3,900 individual retail locations.  Our customers include some of the largest retailers of women’s clothing in the United States.

Our Industry

The retail women’s apparel industry is highly competitive, with many providers of similar types of clothing as are designed and marketed by us.  In addition, there has been a consolidation in the industry, decreasing the number of retailers and the floor space available for our products.  Wholesalers of women’s apparel are subject to pricing pressures from both retailers and consumers, stemming from the increased competition for customers and economic cycles that impacts the spending of our consumers.

The women’s apparel industry in which we operate has historically been subject to cyclical variations, current general economic conditions, and perceived or anticipated future economic conditions.  The current economic environment, characterized by a dramatic decline in consumer discretionary spending, has materially and adversely affected the retail and wholesale apparel industry.  Discretionary purchases, such as women’s apparel, have been especially negatively impacted in the current economic environment.

Products

Our lines consist of core basics, fashion related separates and replenishment items with updated features and colors.  We design our products to appeal to our target market of women aged 30 to 55 in the United States.  Our products are divided into three broad categories based on size:  Missy, Petite and Woman.  The Missy category comprises of traditional sized clothing, whereas the Petite and Woman cater to smaller and larger framed women, respectively.  We also categorize our clothing lines as Career and Casual.  Career clothing consists of jackets, pants, skirts, shirts, blouses and sweaters designed to be worn primarily to work.  Casual clothing is designed to be worn primarily as weekend wear and consists of pants, skirts, knits, jackets, shirts and sweaters principally made of cotton based fabrics.  Recent fashion trends have led to a blurring of the distinctions between these categories, with women wearing Casual separates to work and Career separates for functions outside work.

Our branded products are priced to retail at the entry level in the “better” sportswear departments of our retail customers.  Our pants, skirts, blouses and sweaters typically retail for $40 to $80 per item, knits for $25 to $55 per item and jackets for $60 to $120 per item.  We believe that our products are of an equal or higher quality than those of our competition.

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

Product Sourcing and Distribution

We contract for the manufacturing of our products exclusively with third-party manufacturers and do not own or operate any manufacturing facilities.  During fiscal 2010, our merchandise purchases were primarily sourced from manufacturers in Asia and also in the Middle East.  In the future, we may explore sourcing opportunities in other areas of the world.  Outsourcing our products allows us to maximize production flexibility, while avoiding significant capital expenditures, work-in-process inventory build-ups and costs associated with managing a larger production force.  Approximately 97% and 3% of our goods were manufactured in Asia and the Middle East, respectively.  Our three largest third-party manufacturers accounted for approximately 30%, 17% and 15% of our product purchases in fiscal 2010.

We utilize individual purchase orders specifying the price, quantity and design specifications of the merchandise to be produced; approximately 45% of our 2010 merchandise purchases were secured by letters of credit.  We do not have long-term, formal arrangements with our manufacturers, and we continually seek additional suppliers for our production needs to provide additional capacity and flexibility as needed.  Because we have been using many of the same manufacturers for several years, we believe we have established and maintained excellent relationships with high-quality manufacturers, fabric suppliers and agents.  These relationships facilitate our ability to control the quality of our products, achieve favorable pricing for production and ensure a reliable supply of products.  However, based on our past experience of adding and removing suppliers, we believe that we are not dependent on any particular supplier and, if necessary, can replace in a timely manner any supplier at a similar cost and quality.

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

We have a comprehensive quality control program that begins overseas to ensure that raw materials and finished goods meet our specifications for design, fit and quality.  Fabric purchases are inspected upon receipt at the manufacturers’ facilities, and prior to commencement of production.  Inspections are handled by representatives of our Hong Kong office as well as our manufacturers’ staffs.  Quality control inspectors also inspect finished goods before shipment to the United States, as well as once they reach the warehouse and distribution facilities that we utilize.  Management believes that our low return rate on defective merchandise is largely due to our rigorous quality control processes.

Through June 2010, we utilized a centralized distribution system, under which most merchandise was received, processed and distributed through our Bayonne, New Jersey facilities.  On June 17, 2010, we entered into a distribution agreement with a third party to provide warehousing, distribution and logistics services with respect to effectively all of our goods that are distributed in the Northeast.  Pursuant to this distribution agreement, such third party, through its warehouse facilities in New Jersey, will be the exclusive provider to us of all warehousing, distribution and logistics services with respect to effectively all of our goods distributed in the Northeast.  The agreement provides that we will utilize this service provider for a minimum volume of units to be determined with respect to each of our fiscal years during the term of the agreement, commencing with the 2011 fiscal year that began on July 1, 2010.  The term of this distribution agreement is for three years, subject to termination by the parties under certain circumstances, including but not limited to upon a material breach (subject to notice and cure), force majeure, or by either party for any reason upon no less than 180 days prior written notice.

Once merchandise is received, merchandise is inspected, packed and shipped to our customers via common carriers.  To facilitate the distribution process and control warehouse costs, all of our products, other than those ordered to support our replenishment and private label programs, are packaged into pre-established packages, or pre-packs, prior to being shipped to our distribution facilities.  Each pre-pack contains six, eight or ten garments, in a single style and color, and in a preset range of sizes.  We offer pre-pack size ranges in Missy, Petite and Woman.  Management believes the use of pre-packs helps minimize our distribution costs and reduce shipping errors and reduces our risk of unsold inventory in an undesirable assortment of sizes that may be difficult to sell at acceptable gross profit margins.

Many of our customers have developed their own extensive individual policies and procedures regarding virtually all aspects of shipping and product packaging and presentation, including, among others, standards for hangers, shipping boxes, labels, shipping procedures, barcoding and hangtags.  Before we ship orders to our customers, we confirm that the products and procedures being followed comply with the relevant standards in order to mitigate the financial penalties imposed by the customer for non-compliance with their policies and procedures.  We use a system, which was developed to ensure compliance, which includes automation of certain components, such as the submission of advance shipping notices to our customers scheduled for several hours in advance of each customer’s deadline for such notices.  In addition, we monitor each customer’s policies and procedures guidelines, review customer manuals on a regular basis, and modify our systems accordingly.

Sales, Marketing and Advertising

We maintain a direct sales force that operates out of our New York showroom.  Our direct sales force is compensated exclusively on a salaried basis; discretionary annual performance bonuses can be earned based upon the Company’s achievement of pre-determined financial performance targets.  This in-house sales force, together with management, accounted for approximately 99% of our fiscal 2010 sales.  Independent, non-exclusive sales representatives who are compensated exclusively on a commission basis accounted for approximately 1% of our fiscal 2010 sales.

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

To date, we have not incurred significant media based advertising costs.  We raise awareness of the Rafaella brand through a focused, cost effective on-line approach utilizing social networking, blogging and e-mail blasts.  We maximize media coverage in major publications such as Oprah, In Style, WWD and Lucky magazine and through regional satellite media tours.

Customers

Our principal customers are department and specialty stores.  The department and specialty stores channel represented approximately 69% of our total net sales in fiscal 2010 and the other approximately 31% of our total net sales in fiscal 2010 were to off-price retailers and private label customers.  While certain of our customers consist of separate department and specialty store chains or off-price retailers with common ownership, these customers have separate purchasing departments and are therefore viewed by us as separate customers.  Divisions of Macy’s, Belk, Kohl’s, and Bon-Ton, our four largest customers (when viewed on a common ownership basis), accounted for 31%, 20%, 12% and 11%, respectively, of our total net sales in fiscal 2010.

We believe we have strong relationships with our customers.  We have over 240 customers, representing over 3,900 individual retail store locations.  Our top ten customers (when viewed on common ownership basis) accounted for approximately 95% of net sales for fiscal 2010.  It has been our experience that many major retailers are continuing to consolidate their women’s apparel suppliers by purchasing from a select group of established brand name vendors, such as our company.  We are continuing to seek new relationships and expand our presence to new points of sale.

Backlog

As of September 27, 2010 and September 25, 2009, we had unfilled customer orders of approximately $43.4 million and $36.2 million of merchandise, respectively.  The amount of unfilled customer orders at a particular time is affected by a number of factors, including product mix, the timing of receipt and processing of customer orders and the product manufacturing and shipping schedule, which is dependent to a certain extent on customer demand.  Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

Working capital requirements vary throughout the year.  Working capital typically increases during the first and third quarters of the fiscal year as inventory builds to support peak shipping/selling periods and, accordingly, typically decreases during the second and fourth quarters of the fiscal year as inventory is delivered/sold.  Cash provided by operating activities is typically higher in the second and fourth quarters of the fiscal year due to the reduced working capital requirements during that period.  To enable the Company to have adequate liquidity to conduct its operations, in June 2005 the Company established a secured revolving credit facility agreement (the “Credit Facility”) with HSBC Bank USA, National Association (“HSBC”), which has been amended from time to time, and most recently on May 21, 2010, when the Company amended and restated the secured credit facility with HSBC, as agent and as a lender, and Cerberus Capital Management, L.P. as a lender and the term lender (the “Amended and Restated Financing Agreement”).

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

Information Systems

We have limited information technology resources and rely on third-party providers for telecommunications, Electronic Data Interchange (“EDI”) applications and other support.  Our financial and operational information and reporting needs are met by a software package written primarily for apparel companies and further customized for our needs by a third party software development and maintenance firm.  We own substantially all of our computer equipment and contract with third parties to maintain backup systems.

Our customers can elect to use EDI to trade and process orders with us on a simplified and expedited basis.  We use EDI with certain customers to provide advance-shipping notices, process orders and conduct billing operations.  In addition, certain other customers use EDI to communicate to us their weekly inventory requirements on a store-by-store basis.  As of June 30, 2010, we had 14 customers that use EDI to communicate with us.  In fiscal 2010, total sales to these customers were approximately 93% of our overall total sales.

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

Other Government Regulation

We are subject to federal, state and local laws and regulations regarding our business.  These include the Consumer Product Safety Improvement Act, the Textile Fiber Product Identification Act, the Flammable Fabric Act and the rules and regulations of the Federal Trade Commission and the Consumer Product Safety Commission, or the CPSC, as well as similar laws and regulations under state requirements.  We believe that we are in compliance in all material respects with all applicable governmental regulations relating to our imported products.

Employees

As of June 30, 2010, we had approximately 154 employees, of whom approximately 48 were employed in New York, approximately 75 were employed in New Jersey, and approximately 31 were employed in Hong Kong.  We reduced our New Jersey workforce by approximately 70 employees subsequent to June 30, 2010 as a result of us entering into a distribution agreement with a third party to provide certain warehousing, distribution and logistics services.  We are not a party to any labor agreements and none of our employees are represented by a union.  We consider our relationship with our employees to be satisfactory and have not experienced any interruption of our operations due to labor disputes with our employees.

ITEM 1A.               RISK FACTORS

Risks Related to Our Indebtedness

Our senior secured notes mature on June 15, 2011 and management currently does not believe that we will have sufficient cash on hand, based on current cash flow projections, to repay the senior secured notes in June 2011 at principal or face value.

Our senior secured notes issued pursuant to our outstanding indenture mature on June 15, 2011. Management currently does not believe that we will have sufficient cash on hand, based on current cash flow projections, to repay the senior secured notes in June 2011 at principal or face value. We are currently exploring various alternatives with respect to refinancing, extending or otherwise restructuring the senior secured notes, although at the present time we do not have any arrangement or agreement to do so and there can be no assurances that we will be able to refinance, extend or restructure the senior secured notes on terms and conditions acceptable to the Company, or at all, or on a timely basis.  As a consequence of the fact that there is no assurance that the Company will be able to refinance, extend or restructure the senior secured notes on terms and conditions acceptable to the Company on a timely basis, there is substantial doubt that the Company can continue as a going concern.  Further, credit or financial market disruptions such as those that have recently been experienced in the United States and abroad may have a material adverse effect on our ability to refinance, extend or restructure our senior secured notes on a timely basis and on terms acceptable to us, if at all.  See Risk Factor directly below “We may not be able to continue as a going concern.”

We may not be able to continue as a going concern.

Absent a successful refinancing, extension or restructuring of our senior secured notes on terms and conditions satisfactory to us and on a timely basis, which is not solely within our control, we do not expect our forecasted cash and credit availability to be sufficient to meet our repayment obligation with respect to the senior secured notes as they come due over the next twelve months. As a result, there is substantial doubt we can continue as a going concern. Our consolidated financial statements have been prepared on the basis of a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. If we were unable to continue as a going concern, we will need to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements. See Note 2 (Basis of Presentation) to our consolidated financial statements included herein.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our obligations as they come due.

The Credit Facility expires on June 10, 2011 and we may be unable to refinance on terms acceptable to us, if at all.

Our Credit Facility expires on June 10, 2011, and unless we are able to refinance, extend or restructure our senior secured notes, we will not be able to refinance our Credit Facility, which expires five (5) days prior to the maturity of the indenture.  We rely upon access to the credit markets as a source of liquidity for the portion of our working capital requirements not provided by cash from operations. Accordingly, even if we are able to refinance, extend or restructure our indenture, market disruptions such as those that have recently been experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we rely to finance our operations and satisfy our obligations as they become due. These disruptions include turmoil in the financial services industry, unprecedented volatility in the markets where our outstanding indebtedness trades, and general economic downturns. If we are unable to access credit at competitive rates, or if our short-term or long-term borrowing costs dramatically increase, our ability to finance our operations, meet our short-term obligations and implement our operating strategy could be adversely affected. All of the foregoing could have a material adverse effect on our ability to refinance all or any portion of the Credit Facility, and we may be unable to refinance the Credit Facility on terms acceptable to us, if at all.

Our substantial debt could adversely affect our financial health.

We have a substantial amount of debt.  As of June 30, 2010, we had approximately $71.9 million (based upon accreted value at maturity) of senior secured notes outstanding under the indenture, excluding interest accrued thereon and $10.2 million of letters of credit outstanding under our Credit Facility, and the ability to utilize $3.6 million of availability (inclusive of $6.5 million of cash collateral deposited by the Company as of period end) under the Credit Facility for letters of credit, subject to compliance with our financial and other covenants and the terms set forth therein.  Our substantial debt could have material adverse consequences.  For example, it could:

•                  make us vulnerable to general adverse economic and industry conditions;

•                  limit our ability to refinance, extend or restructure the senior secured notes, increase the cost of a refinancing, extending or restructuring of the indenture;

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

To service our debt, we require a significant amount of cash.  Our ability to generate cash, make required payments or to refinance our obligations depends on our successful financial and operating performance.  We cannot provide assurance that our operating and financial performance, cash flow and capital resources will be sufficient for us to service our debt in the future.  Our financial and operating performance, cash flow and capital resources performance depend upon prevailing economic conditions, and certain financial, business and other factors, many of which are beyond our control.  These factors include, among others:

•                  economic and competitive conditions affecting the market for our products and the women’s apparel market generally;

•                  operating difficulties, increased operating costs or pricing pressures we may experience; and

•                  increased production labor and raw material costs.

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

Certain terms of our Credit Facility will require us to tie up significant cash resources.

Commencing on December 16, 2010, the terms of our Credit Facility require us to provide cash collateralization of 105% with respect to all outstanding letters of credit.  We typically have approximately $4 million of standby letters of credit outstanding at any time, and from time to time, based upon the most recent historical fiscal year, we may have up to an additional $8 million of letters of credit outstanding.  Accordingly, once this cash collateralization feature goes into effect, at any point in time we may have up to approximately $13 million of cash collateralizing letters of credit.  This substantial cash collateralization requirement may significantly reduce our liquidity, which in turn may impose significant operating restrictions on the Company and may limit, or even prohibit, the Company from operating as it otherwise might in the absence of such cash collateralization requirements.

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

A breach of any of these covenants or our inability to comply with the financial covenants could result in a default under the Credit Facility, which in turn could trigger a default under our senior secured notes.  If any default occurs under the indenture, the holders of the senior secured notes may elect to declare all outstanding borrowings, together with accrued interest and other amounts payable thereunder, to be immediately due and payable.  If the debt under the Credit Facility and/or the senior secured notes were to be accelerated, we cannot provide assurance that our assets would be sufficient to repay in full any indebtedness under the Credit Facility and the senior secured notes.

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

A number of apparel retailers have experienced financial difficulties over the past several years.  A significant adverse change in financial condition or results of operations or a customer’s bankruptcy filing or liquidation could cause us to limit or discontinue business with that customer, or limit our ability to collect amounts related to previous purchases by that customer, all of which could harm our financial condition, results of operations or our cash flow from operations, particularly given the concentration of our customers and if our third-party factor is unwilling to assume the credit risk on receivables from such customers or limits the amount of credit risk it is willing to take from such customers. Consistent with industry practices, we sell products to select customers on open account after completing an appropriate credit review of the customer.

The concentration of our customers could adversely affect our business if a major customer decreases its business with us.

In fiscal 2010, our department and specialty stores channel accounted for approximately 69% of our total net sales.  The other approximately 31% of our total net sales in fiscal 2010 were to off-price retailers and private label customers.

While certain of our customers consist of separate department and specialty store chains or off-price retailers with common ownership, these customers have separate purchasing departments and are therefore viewed by us as separate customers.  Divisions of Macy’s, Belk, Kohl’s, and Bon-Ton, our four largest customers (when viewed on a common ownership basis), accounted for 31%, 20%, 12% and 11%, respectively, of our total net sales in fiscal 2010.

A decision by any of our major customers, whether motivated by competitive conditions, financial difficulties (ours or theirs), change of ownership, change of management or otherwise, to decrease significantly the amount of merchandise purchased from us, to increase the use of their own private label brands for which we are not the manufacturer or sourcer, or to change its manner of doing business with us, could substantially reduce our revenues and materially adversely affect our operations and our ability to generate profits.

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

The United States apparel industry is highly fragmented and includes a number of very large companies, many of which have greater financial, technical and marketing resources, greater sourcing and manufacturing capacity and more extensive and established customer relationships than we do.  The competitive responses encountered from these larger, more established apparel companies may be more aggressive and comprehensive than we anticipate and we may not be able to compete effectively in a variety of ways, including but not limited to with respect to quality, production capacity and price.  Additionally, we may compete with some of our customers which engage in their own sourcing and manufacturing of certain products.  Further, in response to the continued consolidation of our customers, our competitors may consolidate as well in order to increase their ability to service customers.  The competitive nature of the apparel industry may result in lower prices for our products and decreased gross profit margins, which may materially adversely affect our sales and financial condition.

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

We need significant working capital to purchase inventory and are often required to post letters of credit when placing an order with one of our third-party manufacturers or fabric suppliers.  We expect to meet our working capital needs primarily through our operating cash flow but we may also utilize the Credit Facility, pursuant to which we have been able to obtain letters of credit and commencing on December 16, 2010, revolving direct debt advances up to $5,000,000.  If we are unable to meet the covenants in the Credit Facility and, as a result, are unable to have letters of credit issued on our behalf, or we are unable to extend or renew or refinance such facility on terms satisfactory to us, our ability to purchase inventory would be curtailed or eliminated, which would significantly affect our marketing and sales efforts, thus significantly harming our business.

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

Fluctuations in the price, availability and quality of fabrics or other raw materials, as well as the price of labor, could cause production delays and increase costs.

Fluctuations in the price, availability and quality of fabrics or other raw materials, such as cotton, as well as the price of labor, used in our manufactured apparel could have a material adverse effect on our cost of sales or our ability to meet customer demands.  The prices for fabrics depend largely on the market prices for the raw materials used to produce them, particularly cotton.  The price and availability of the raw materials and, in turn, the fabrics used in our apparel may fluctuate significantly, depending on many factors, including crop yields, weather patterns and changes in transportation costs.  In addition to fluctuations of labor costs, foreign labor strikes or boycotts could cause production delays, reduce inventory available to us to meet customer demands, and increase costs. We may not be able to pass all or any portion of the higher raw materials prices and related transportation costs on to our customers.

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

Many of our customers have developed extensive policies and procedures regarding virtually all aspects of shipping and product packaging and presentation, including standards for hangers, shipping boxes, labels, shipping procedures, barcoding and hangtags, among others.  These policies and procedures are often extensively documented, very detailed and unique to each customer, requiring us to develop and maintain a system to ensure compliance with each customer’s individual manual of policies and procedures.  Although we have implemented a system that we believe is sufficient to ensure compliance with our customer’s shipping and packaging requirements, we cannot provide assurance that this system or any future system will adequately address customer requirements.  If we do not comply with these policies and procedures we may be required to pay financial penalties to our customers, which could become significant if there is widespread non-compliance.  In addition, our customers may decline to order additional products from us in the event we are consistently unable to comply with the relevant standards and procedures.

The extent of our foreign sourcing and manufacturing may adversely affect our business.

For fiscal 2010, all of our products were manufactured outside the United States, including a significant portion from China, Vietnam and Indonesia.  As a result of the magnitude of our foreign sourcing and manufacturing, our business may be subject to risks, including the following:

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

Due to our operations and our manufacturing relationships abroad, we are subject to numerous domestic and foreign laws and regulations affecting our business, such as those related to labor, employment, worker health and safety, antitrust and competition, environmental protection, consumer protection, import/export, and anti-corruption, including but not limited to the Foreign Corrupt Practices Act which generally prohibits giving anything of value intended to influence the awarding of government contracts or for performance of certain other governmental acts. Although we have put into place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors and agents could take actions that violate these requirements. Violations of these regulations could subject us to criminal or civil enforcement actions, any of which could have a material adverse effect on our business.

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

U.S. import quotas on apparel imported from China expired on December 31, 2008.  On September 11, 2009, acting under the authority of the China product safeguard provision (section 421 of the Trade Act of 1974, as amended), the U.S. President proclaimed that certain passenger vehicle and light truck tires from China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products.  The determination further provided for the imposition of additional import duties on such products, for a period of three years, as a remedy.  It is possible that other U.S. domestic interests may petition for similar relief in the form of additional import duties or other measures such as quotas.  We cannot predict whether such action would be sought or approved.

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

We monitor these and other trade related developments and continually seek to minimize our potential exposure to related risks through, among other measures, shifts of production among countries and manufacturers.

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

We maintain one central distribution center that we have outsourced to a third party provider with whom we have a distribution agreement, but over which we otherwise have no control.  A serious disruption to our distribution center or to the flow of goods in or out of our center due to such third party’s failure or inability to provide the services for which we have contracted, or due to fire, earthquake, act of terrorism or any other cause, could materially impair our ability to distribute our products to customers in a timely manner or at a reasonable cost.  In addition, in the event of a fire, earthquake, or act of terrorism, we could also suffer damages to a significant portion of our inventory. We could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace our distribution center, or to find another third party provider, as the case may be. As a result, any such disruption could have a material adverse effect on our business, results of operations and financial condition.

The requirements of complying with the Exchange Act and the Sarbanes-Oxley Act may strain our resources and distract management.

We are subject to the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the Sarbanes-Oxley Act of 2002.  These requirements increase our costs and may place a strain on our resources.  The Sarbanes-Oxley Act requires that we maintain and certify that we have effective disclosure controls and procedures and internal control over financial reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to deliver a report that assesses the effectiveness of our internal control over financial reporting, although an attestation report of our registered public accounting firm on the operating effectiveness of such internal control is not required.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required as we may need to devote additional time and personnel to legal, financial and accounting activities to ensure our ongoing compliance with the public company reporting requirements.

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

We maintain our headquarters in a 30,000 square foot office facility at 1411 Broadway in New York, New York.  The headquarters houses our design studio and sales showroom, in addition to our sourcing, finance and administrative functions.  We sublease a portion of our headquarters to a third party.  The New York office lease and related sublease expire in January 2013.  Our warehouse and distribution facilities occupy approximately 182,000 square feet in Bayonne, New Jersey. We have surrendered a portion of the Bayonne facilities as of September 30, 2010 (approximately 114,000 square feet) pursuant to which the Company terminated its obligations under its lease without penalty.  We also sublease the remainder of our Bayonne facilities (approximately 68,000 square feet) to a third party.  The New Jersey lease and related sublease expire in January 2011.  Our product sourcing and production facilities occupy approximately 6,000 square feet in Kowloon Bay, Kowloon (Hong Kong).  The Hong Kong lease expires in November 2011.  The facilities are leased at market rents.  In addition, we lease third-party storage and distribution facilities on a month-to-month basis and pay a fee per item shipped by the third party on our behalf.  We own no real property or facilities.

ITEM 3.	LEGAL PROCEEDINGS

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller originally sought $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper. On January 29, 2010, Nicole Miller asserted an additional $2.5 million in purported damages.  On or about May 25, 2010, the arbitrator issued a Final Award (the “Award”). The Award directed the Company to pay Nicole Miller approximately $0.6 million corresponding to compensation for guaranteed minimum royalties of $0.4 million and attorney’s fees and certain expenses of $0.2 million; $0.4 million and $0.2 million of expense was recorded by the Company during the years ended June 30, 2010 and 2009, respectively in connection with the Award.  The Company paid the Award in full in May 2010. The Award is in full settlement of all claims submitted in connection with the arbitration proceedings.

Additionally, the Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public market for the common stock of the Company.  All the outstanding common stock of the Company, consisting of 2,500,000 shares, is owned by RSW 2005, Inc.  RA Cerberus Acquisition, LLC, controlled by affiliates of Cerberus Capital Management, L.P. (“Cerberus”), owns 100% of the Company’s convertible preferred stock, which is convertible at its option into common stock equal to 68.2% of the Company’s outstanding fully-diluted common stock.

No dividends have been declared on our common stock during the two most recent fiscal years or since June 30, 2010.  We do not intend to pay dividends on our common stock in the foreseeable future.  Payment of dividends is within the discretion of the Company’s board of directors and depends on various factors, including our net income, financial condition, cash requirements and other factors deemed relevant by our board of directors.  The amounts available to pay dividends are limited by the terms of the Financing Agreement, dated June 20, 2005, between the Company and HSBC Bank USA, National Association (“HSBC”) and the indenture governing our 11 ¼% Senior Secured Notes due 2011.  We must also obtain the affirmative vote or written consent of the holders of a majority of the then outstanding shares of Series A Preferred Stock in order (i) to make (or permit any subsidiary to make) any declaration, payment or setting aside for payment of any dividend or other distribution of any sort in respect of any of our capital stock other than the Series A Preferred Stock or (ii) to repurchase, redeem or acquire any outstanding stock of the Corporation other than the Series A Preferred Stock.

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

The summary selected historical financial data presented below is for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006.  This table should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Annual Report.

RAFAELLA APPAREL GROUP, INC.

	Fiscal Year Ended June 30,
	2006	2007	2008	2009	2010
	(Dollars in thousands)
Income Statement Data:
Net sales	$222,187	$191,284	$177,990	$147,965	$113,955
Cost of sales	148,555	127,170	129,086	113,037	78,979
Gross profit	73,632	64,114	48,904	34,928	34,976
Selling, general and administrative expenses (1)	29,938	30,951	67,017	56,039	28,313
Operating income (loss)	43,694	33,163	(18,113)	(21,111)	6,663
Other expense (income):
Interest Expense, net	22,631	23,884	17,964	13,232	10,527
Gain on senior secured note purchases	—	—	(3,124)	(25,632)	(8,036)

Total other expense (income)	22,631	23,884	14,840	(12,400)	2,491
Income (loss) before provision for (benefit from) income taxes	21,063	9,279	(32,953)	(8,711)	4,172
Provision for (benefit from) income taxes	8,463	2,999	(8,199)	6,726	3,269
Net income (loss)	12,600	6,280	(24,754)	(15,437)	903
Balance Sheet Data (at end of period):
Cash and cash equivalents	$27,273	$11,390	$17,131	$17,698	$20,610
Accounts receivable	22,510	20,785	15,286	11,550	10,854
Inventories	47,054	44,375	33,249	12,334	13,595
Total assets	223,195	193,804	148,848	87,479	83,741
Current portion of senior secured notes	17,265	234	865	—	71,084
Senior secured notes	147,157	133,144	119,748	82,992	—
Total liabilities	196,874	160,962	141,118	95,162	90,502
Redeemable convertible preferred stock	44,110	48,110	52,110	56,110	60,110
Total stockholders’ equity (deficit)	(17,789)	(15,268)	(44,380)	(63,793)	(66,871)
Other Financial Data:
Net cash flows provided by (used in):
Operating activities	$36,765	$16,743	$16,872	$13,252	$7,703
Investing activities	(283)	(214)	(966)	(1,083)	(273)
Financing activities	(9,261)	(32,412)	(10,165)	(11,602)	(4,518)
Depreciation and amortization	5,453	4,985	4,504	4,671	4,745
Capital expenditures	95	214	966	1,083	273

(1)          The Company recorded impairment charges of $25.8 million and $34.5 million during the years ended June 30, 2009 and 2008, respectively, related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  The impairment charges are reflected within selling, general and administrative expenses.

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

As you read this Annual Report, you should understand that these statements are no guarantees of performance or results. They involve risks, uncertainties and assumptions. You should understand the risks and uncertainties discussed in “Item 1A — Risk Factors” and elsewhere in this Annual Report, could affect the Company’s actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include, but are not limited to:

•                  our ability to continue as a going concern;

•                  our ability to refinance, extend or restructure the senior secured notes;

•                  our ability to refinance the Credit Facility;

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

•                  our dependence upon third party manufacturing in foreign countries and the resulting fluctuations in cost of manufacturing apparel clothing;

•                  changes in export regulations of foreign companies and changes in U.S. import rules and regulations;

•                  protection of our brand and trademarks; and

•                  our ability to retain our senior management and attract and retain qualified and experienced employees.

COMPANY OVERVIEW

Our Company

We are an established wholesaler, designer, sourcer, marketer and distributer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under the Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, knits, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include core basics, fashion related separates and replenishment items with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the manufacturing and production of our clothing line to factories primarily in Asia and also the Middle East.  We sell our products directly to department, specialty and chain stores and off-price retailers.  During fiscal 2010, we have over 240 customers, representing over 3,900 individual retail locations.  Our customers include some of the largest retailers of women’s clothing in the United States.

Certain factors not solely within our control, including the nearing maturity dates of the Credit Facility and our senior secured notes and our uncertainty with respect to the refinancing thereof, raise substantial doubt about our ability to continue as a going concern.  We can give no assurance as to our ability to raise sufficient capital or revenues to meet our obligations or our ability to continue as a going concern.

Our Industry

The retail women’s apparel industry is highly competitive, with many providers of similar types of clothing as are designed and marketed by us.  In addition, there has been a consolidation in the industry, decreasing the number of retailers and the floor space available for our products.  Wholesalers of women’s apparel are subject to pricing pressures from both retailers and consumers, stemming from the increased competition for customers and economic cycles that impacts the spending of our consumers.

The women’s apparel industry in which we operate has historically been subject to cyclical variations, current general economic conditions, and perceived or anticipated future economic conditions.  The current economic environment, characterized by a dramatic decline in consumer discretionary spending, has materially and adversely affected the retail and wholesale apparel industry.  Discretionary purchases, such as women’s apparel, have been especially negatively impacted in the current economic environment.

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

Primary Expense Variables

Variations in our cost of sales are primarily due to:

•                  fluctuations in the price, availability and quality of raw materials and cost of production labor;

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

•                  costs associated with professional services;

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

Import Restrictions and Regulations

Our transactions with our foreign suppliers are subject to the risks of doing business abroad.  Imports into the United States are affected by, among other things, the cost and availability of transportation of the products and the imposition of import duties and restrictions.  The countries that we source our products from may, from time to time, also impose restrictions or take various economic actions, which could affect our ability to import products from such countries at the current or increased levels.  Imports into the United States can also be subjected to various additional restrictions and the assessment of punitive antidumping duties or countervailing duties when goods are shipped to the U.S. at less than fair value (dumping) or with certain countervailable subsidies from the exporting nation.  In 2007, the U.S. Government altered a more than twenty-year policy by applying its antisubsidy laws to certain exports from China.  Bills have been introduced in Congress which would hold China and other countries accountable for currency manipulation through the assessment of additional duties (such as those available under the antidumping and countervailing duty laws).  The effect of these changes could be an increase to the cost of goods imported by us from China.  The pendency of the above-described actions can have a disruptive effect on imports from the exporting country while the action is pending as a result of the potentially resulting uncertainty.  We cannot predict the likelihood or frequency of any such events occurring.

Various private interests have proposed implementing a monitoring program covering textile imports from China.  Should these proposals in the future be adopted and should they result in affirmative determinations of injury, they could result in additional restrictions or duties.

U.S. import quotas on apparel imported from China expired on December 31, 2008.  On September 11, 2009, acting under the authority of the China product safeguard provision (section 421 of the Trade Act of 1974, as amended), the U.S. President proclaimed that certain passenger vehicle and light truck tires from China are being imported into the United States in such increased quantities or under such conditions as to cause or threaten to cause market disruption to the domestic producers of like or directly competitive products.  The determination further provided for the imposition of additional import duties on such products, for a period of three years, as a remedy.  It is possible that other U.S. domestic interests may petition for similar relief in the form of additional import duties or other measures such as quotas.  We cannot predict whether such action would be sought or approved.

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

We monitor these and other trade related developments and continually seek to minimize our potential exposure to related risks through, among other measures, shifts of production among countries and manufacturers.

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

Revenue Recognition.  Revenue is recognized at the time title passes and risk of loss is transferred to customers.  Revenue is recorded net of estimated discounts, returns and allowances.  Discounts are based on trade terms.  Returns and allowances require pre-approval from management.  On a seasonal basis, we negotiate price allowances with our customers as sales incentives or for the cost of certain promotions.  We estimate these allowances based on historic trends, seasonal results, an evaluation of current economic conditions and retailer performance.

Income Taxes.  We are organized under Delaware law as a corporation and will be treated as a corporation for United States federal income tax purposes under the Internal Revenue Code of 1986, as amended, or the Code.  Our effective tax rate will vary based on the level of business conducted in those states in which we file, as well as changes made to the tax rates by the state tax authorities.

Deferred taxes are provided for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as measured by enacted tax rates in effect in periods when the deferred tax assets and liabilities are expected to be settled or realized.  We evaluate the probability of realizing our deferred tax assets on an on-going basis.  This evaluation includes estimating our future taxable income for the years in which our deferred taxes are expected to reverse, which includes consideration of tax planning strategies.  We provide a valuation allowance if we determine it is more likely than not that we will not be able to realize our deferred tax assets.  A valuation allowance of approximately $16.4 million relating to certain capital loss carry forwards existed as of June 30, 2010.

We adopted the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on July 1, 2007.  As a result of this adoption, we recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.  We recognize interest expense related to unrecognized tax benefits in income tax expense.

Receivables.  Receivables consist of trade accounts receivable and receivables that are assigned to a commercial factor, net of discounts and allowances.  We factor certain trade receivables, on a non-recourse basis with a commercial factor, except that we assume credit risk for those receivables that do not receive written approval from the factor.  The factor collects all cash remittances on receivables factored and assumes credit risk on all sales that are approved in advance by the factor.  An allowance for sales discounts, returns, markdowns, co-op advertising and operational chargebacks is included as a reduction to gross sales and receivables.  Certain of these provisions result from seasonal negotiations with customers as well as historic deduction trends and the evaluation of current market conditions.

Inventories.  Substantially all of the inventory we purchased in fiscal year 2010 was produced in Asia.  Inventory costs include amounts paid to purchase piece goods and manufacture our products, duty, quota, inbound freight, and costs associated with our Hong Kong subsidiary (which acts in the capacity of a buying agent).  Inventories are stated at the lower of cost or market, with cost being determined at standard costs, which approximate the first-in, first-out (FIFO) method.  Inventories consist of raw materials (primarily piece goods at our contractors), merchandise in transit and finished goods in warehouses.  We take ownership of the finished goods when they are shipped and management records the merchandise in transit balance based on documentation provided by our Hong Kong subsidiary.  For inventory markdowns, we estimate the percentage of finished goods we will not be able to sell in the normal course of business and the associated average loss per unit, and write down the value of these goods to the recovery value expected to be realized through off-price channels.

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

Contingencies and Litigation.  Management evaluates contingent liabilities including threatened or pending litigation in accordance with ASC 450, Contingencies, and records accruals when the outcome of these matters is deemed probable and the liability may be reasonably estimated.  Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.  The Company records legal costs incurred in connection with a loss contingency as incurred.

Stock-based Compensation.  Effective July 1, 2006, the Company adopted revised provisions under ASC 718, Compensation — Stock Compensation and ASC 505-50, Equity-Based Payments to Non-Employees, which require companies to expense the fair value of employee stock options and other forms of stock based compensation.  The computation of the expenses associated with stock based compensation requires the use of a valuation model.  The Company currently uses the Black Scholes option pricing model to calculate the fair value of its stock options.  The Black Scholes model requires assumptions regarding the estimated length of time participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock over the expected term.  Changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock based awards.  There was no effect from the change of applying the original provisions of ASC 718 to the Company’s results of operations and cash flows for the fiscal year ended June 30, 2007, as a result of the Company’s adoption of revised provisions under ASC 718 and ASC 505-50, effective July 1, 2006.  Compensation expense related to stock-based awards was not significant to the Company’s consolidated statement of operations for the years ended June 30, 2010, 2009 and 2008.  Refer to Note 3 of the Company’s consolidated financial statements for further information.

RESULTS OF OPERATIONS

The following table summarizes the historical operations as a percentage of net sales for the years ended June 30, 2010, 2009 and 2008.

	Year Ended June 30, 2010		Year Ended June 30, 2009		Year Ended June 30, 2008
	(in thousands, except percentages)

Net sales	$113,955	100.0%	$147,965	100.0%	$177,990	100.0%
Cost of sales	78,979	69.3	113,037	76.4	129,086	72.5
Gross profit	34,976	30.7	34,928	23.6	48,904	27.5
Selling, general and administrative expenses	28,313	24.8	30,199	20.4	32,513	18.3
Intangible asset impairment	—	—	25,840	17.5	34,504	19.4
Operating income (loss)	6,663	5.8	(21,111)	(14.3)	(18,113)	(10.2)
Interest expense, net	10,527	9.2	13,232	8.9	17,964	10.4
Gain on senior secured note purchases	(8,036)	(7.1)	(25,632)	(17.3)	(3,124)	(1.8)
Interest expense (income) and other financing, net	2,491	2.2	(12,400)	(8.4)	14,840	8.3
Income (loss) before provision for (benefit from) income taxes	4,172	3.7	(8,711)	(5.9)	(32,953)	(18.5)
Provision for (benefit from) income taxes	3,269	2.9	6,726	4.5	(8,199)	(4.6)

Net income (loss)	$903	0.8%	$(15,437)	(10.4)%	$(24,754)	(13.9)%

Year ended June 30, 2010 compared to year ended June 30, 2009

Net sales.  Net sales for the year ended June 30, 2010 was $114.0 million.  As compared to net sales of $148.0 million for the year ended June 30, 2009, net sales decreased by approximately $34.0 million or 23%.  The reduction of net sales was principally due to a reduction in gross sales of $38.3 million, related to a decrease in volume (approximately 23%), and partially offset by an increase in average gross revenue per unit (approximately 3%).  The decrease in customer volume was primarily attributed to decreases in department store, private label and off-price sales. The increase in average revenue per unit was primarily attributed to improved sales mix, with more department store and private label sales and less off-price sales, and an increase in off-price sales per unit, partially offset by decreases in department store and private label sales per unit.  The decrease in gross sales was partially offset by a $4.2 million decline in customer allowances, trade discounts and returns for the year ended June 30, 2010 compared to the year ended June 30, 2009.

Gross profit.  Gross profit for the year ended June 30, 2010 was $35.0 million.  As a percentage of net sales, gross profit over this period was 30.7%.  As compared to the gross profit of $34.9 million for the year ended June 30, 2009 (23.6% of net sales), gross profit increased by $0.1 million or 0.1%.  Gross profit as a percentage of net sales increased by approximately 7.1% for the year ended June 30, 2010 compared to the year-ended June 30, 2009.  Gross profit as a percentage of net sales was favorably impacted by an improvement in margins associated with off-price customer sales, an increase in department store sales as a percentage to total net sales, a decrease in off-price customer sales as a percentage to total net sale and a decrease in inventory markdowns during the year ended June 30, 2010 compared with the prior year.  The increase in gross profit as a percentage of net sales was partially offset by an increase in customer allowances and discounts as a percentage of net sales.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2010 was $28.3 million.  As compared to selling, general and administrative expenses of $30.2 million for the year ended June 30, 2009, there was a decrease of $1.9 million. The decrease in selling, general and administrative expenses was primarily attributable to a decrease in compensation of $1.4 million.  Other decreases in selling, general and administrative expenses included        . [outside design services of $0.6 million, warehouse and distribution costs of $0.5 million and advertising costs of $0.3 million] which was comprised of reduction in salary expense of $2.3 million, driven by headcount reductions during the prior year, and a decrease in severance costs of $0.9 million, partially offset by an increase in bonus expense of $1.8 million. The severance costs decreased to $0.1 million for the year ended June 30, 2010, as compared to $1.1 million for the year ended June 30, 2009.  The severance costs for the year ended June 30, 2010 related primarily to employee benefits incurred as a result of cost savings restructuring efforts implemented during June 2010.  As of June 30, 2010, the severance costs remain unpaid and are accrued within the accrued expenses and other current liabilities line item of the Company’s consolidated balance sheet.  The severance costs are expected to be paid during the first quarter of fiscal 2011.  The severance costs of approximately $1.1 million for the year ended June 30, 2009 related primarily to two former executive officers of the Company, of which $0.6 million and $0.5 million were paid during the year ended June 30, 2010 and 2009, respectively. Other decreases in selling, general and administrative expenses included                . The decrease in selling,

general and administrative expenses was partially offset by an increase in professional fees of $1.7 million attributed to the amendment of the Company’s Credit Facility with HSBC, the Company’s efforts to repurchase its senior secured notes and costs incurred in connection with the Nicole Miller matter. As a percentage of net sales, selling, general and administrative expenses were 24.8% for the year ended June 30, 2010 and 20.4% for the year ended June 30, 2009.

Intangible asset impairment.  No intangible asset impairment charge was recorded in the year ended June 30, 2010.  An intangible asset impairment charge of $25.8 million was recorded for the year ended June 30, 2009, related to the decline in the fair value of the Rafaella trademark intangible asset.  No such charge was recorded for year ended June 30, 2010 as the Company performed its annual impairment test of the trademark and trade name and customer relationships during the fourth quarter of the fiscal year ended June 30, 2010 and determined that there were no impairments or impairment indicators present.  The Company performed an impairment test of the trademark and trade name and customer relationships during the second and fourth quarters of the fiscal year ended June 30, 2009 and determined that the trademark and trade name was impaired necessitating a charge of $23.4 million and $2.4 million, respectively.

Operating income (loss).  Operating income for the year ended June 30, 2010 was $6.7 million.  As compared to operating loss of $21.1 million for the year ended June 30, 2009, operating income increased by $27.8 million.  The increase was due to the increase in gross profit, the decreases in selling, general and administrative expenses and intangible asset impairment, as described above.

Interest expense, net.  Interest expense, net (cash interest and non-cash interest associated with original issue discount and deferred financing costs) for the year ended June 30, 2010 was $10.5 million. As compared to interest expense, net of $13.2 million for the year ended June 30, 2009, there was a decrease of $2.7 million or 20.4%.  The decrease of interest expense, net was primarily due to the reduction in our senior secured notes outstanding period over period as a result of the senior secured notes purchases.

Gain on senior secured notes purchases.  Gain on senior secured notes purchases for the year ended June 30, 2010 was $8.0 million. As compared to gain on senior secured notes purchases of $25.6 million for the year ended June 30, 2009, there was a decrease of $17.6 million or 68.6%.  The decrease in pre-tax gains (resulting from the difference between the carrying book value of the senior secured notes and the amounts paid, net of deferred financing costs that were written-off) was due to the decrease in our senior secured notes purchases period over period. We purchased $3.5 million, $5.0 million, and $4.4 million of our senior secured notes on the open market in July 2009, November 2009, and December 2009, respectively, for the year ended June 30, 2010.  We purchased $28.5 million, $2.0 million, $4.0 million, and $4.4 million of our senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively, for the year ended June 30, 2009.

Interest expense (income) and other financing, net.  Interest expense and other financing, net for the year ended June 30, 2010 was $2.5 million.  As compared to interest expense and other financing, net, gain of $12.4 million for the year ended June 30, 2009, interest increased by $14.9 million or 120.1%.  The increase was primarily attributed to a reduction of pre-tax gain on senior secured notes purchases as discussed above.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Provision for (benefit from) income taxes.  We recorded a provision for income taxes of $3.3 million for the year ended June 30, 2010, which represents an effective income tax rate of approximately 78.4%.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of 78.4% is primarily attributable to the valuation allowance of $1.4 million that we established on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  The underlying tax basis of the customer relationships is capital in nature.  The asset would generate a capital loss for income tax purposes upon disposition at its carrying value, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the customer relationship deferred tax asset.

The Company remains subject to federal, state and local income tax examinations by tax authorities for all tax years beginning on or after January 1, 2007.  Examination of the Company’s 2006 federal income tax return by the Internal Revenue Service was completed, as was a state tax audit for the 2006 and 2005 tax years.  No significant adjustments were proposed in connection with these examinations.  Subsequently, the related unrecognized tax benefits were recognized.

We recorded a provision for income taxes of $6.7 million for the year ended June 30, 2009, which represents an effective income tax rate of approximately 77.2%.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of (77.2)% is primarily attributable to the valuation allowance of $9.9 million that we established for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment charge of $25.8 million, as described above.  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes upon disposition at its carrying value, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.

In addition, the Company does not expect to recognize an income tax benefit from its customer relationship intangible assets and provided a deferred tax asset valuation allowance of $0.8 million during the year ended June 30, 2009 because the underlying tax basis of the customer relationships is capital in nature.

Net income (loss).  Net income for the year ended June 30, 2010 was $0.9 million.  Net income as a percentage of net sales for the year ended June 30, 2010 was 0.8%.  As compared to a net loss of $15.4 million for the year ended June 30, 2009, net income increased by $16.3 million.  This increase in net income was a result of the changes in operating income, interest and income taxes, as described above.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses for the year ended June 30, 2009 was $30.2 million.  As compared to selling, general and administrative expenses of $32.5 million for the year ended June 30, 2008, there was a decrease of $2.3 million.  Decreases included advertising expenses ($1.3 million), warehouse and distribution costs ($0.8 million), provision for bad debt ($0.4 million), and compensation ($0.6 million).  The decrease in compensation includes severance costs of approximately $1.1 million incurred during the quarterly period ended March 31, 2009.  The severance costs were primarily attributed to two former executive officers of the Company. The decrease was partially offset by an increase in rent ($0.4 million).  As a percentage of net sales, selling, general and administrative expenses were 20.4% for the year ended June 30, 2009 and 18.3% for the year ended June 30, 2008.

Intangible asset impairment.  Intangible asset impairment for the year ended June 30, 2009 was $25.8 million.  As compared to intangible asset impairment of $34.5 million for the year ended June 30, 2008, there was a decrease of $8.7 million.  The Company performed an impairment test of the trademark and trade name and customer relationships during the second and fourth quarters of the fiscal year ended June 30, 2009 and determined that the trademark and trade name was impaired necessitating a charge of $23.4 million and $2.4 million, respectively.  The Company performed its annual impairment test of the trademark and trade name and customer relationships during the fourth quarter of the fiscal year ended June 30, 2008 and determined that the trademark and trade name was impaired necessitating a charge of $34.5 million.  The impairment in both years was due to decreased sales and cash flows attributable to the Rafaella brand as a result of reduced forecasts for future years given the current state of the U.S. apparel retail environment.

Operating loss.  Operating loss for the year ended June 30, 2009 was $21.1 million.  As compared to operating loss of $18.1 million for the year ended June 30, 2008, operating loss increased by $3.0 million.  The increase was due to the decrease in gross profit offset by decreases in selling, general and administrative expenses and intangible asset impairment, as described above.

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

Provision for (benefit from) income taxes.  We recorded a provision for income taxes of $6.7 million for the year ended June 30, 2009, which represents an effective income tax rate of approximately 77.2%.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of (77.2)% is primarily attributable to the valuation allowance of $9.9 million that we established for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment charge of $25.8 million, as described above.  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes upon disposition at its carrying value, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.

In addition, the Company does not expect to recognize an income tax benefit from its customer relationship intangible assets and provided a deferred tax asset valuation allowance of $0.8 million during the year ended June 30, 2009 because the underlying tax basis of the customer relationships is capital in nature.

We recorded a benefit from income taxes of $8.2 million for the year ended June 30, 2008, which represents an effective income tax rate benefit of approximately 24.9%.  We recorded a net benefit, after valuation allowance, from income taxes primarily as a result of the $34.5 million impairment charge associated with the decline in the fair value of the Rafaella trademark and trade name intangible asset, as described above.  The difference between the statutory federal income tax rate of 34.0% and our effective income tax rate of 24.9% is primarily attributable to the valuation allowance of $4.3 million that we established for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairment.  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes upon disposition at its carrying value, which can only be used to offset capital gain income.  We determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.

Net loss.  Net loss for the year ended June 30, 2009 was $15.4 million.  Net loss as a percentage of net sales for the year ended June 30, 2009 was 10.4%.  As compared to net loss of $24.8 million for the year ended June 30, 2008, net loss decreased by $9.3 million.  This decrease in net loss was a result of the changes in operating loss, interest and income taxes, as described above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, our primary liquidity and capital requirements have been to fund working capital for current operations, which consists of funding the buildup of inventories and receivables, and servicing our Credit Facility.  Our liquidity and capital requirements also include making interest payments on the senior secured notes.  The primary source of funds currently used to meet our liquidity and capital requirements is funds generated from operations, and in the future, may also include direct borrowings under the Credit Facility (as defined below).

Risks, Uncertainties, and Going Concern

Our liquidity outlook has changed since June 30, 2009 primarily as a result of the continued strain on current credit and capital market conditions and the nearing maturity dates of the Credit Facility and our senior secured notes in June 2011.  As a result, we believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our debt repayment obligations as they come due over the next twelve months. In order to enable us to meet our debt repayment obligations, we are currently seeking to refinance, extend or restructure our senior secured notes and our Credit Facility. There can be no assurance that we will be able to do so on terms and conditions satisfactory to us within the period needed to meet these repayment obligations. Our ability to refinance any of our existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and our financial condition. Our inability to repay the Credit Facility and the senior secured notes under the terms of the financing agreements would lead to an event of default which would constitute debt being callable by creditors. The uncertainty associated with our ability to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. If we were unable to continue as a going concern, we will need to liquidate our assets and we might receive significantly less than the values at which they are carried on our consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our debt obligations as they come due.

Credit Facility

On June 20, 2005, we entered into a secured revolving credit facility agreement (as amended through May 21, 2010, the “Credit Facility”) with HSBC Bank USA, National Association.  The Company, Cerberus Capital Management, L.P. (“Cerberus”), as a lender and the term lender, HSBC Bank USA, National Association (“HSBC” or the “Agent”), as agent and as lender, the other lenders signatory thereto from time to time (the “Lenders”) and the other loan parties signatory thereto (together with Cerberus and HSBC, collectively the “Loan Parties”) entered into a certain Amended and Restated Financing Agreement dated as of May 21, 2010 (the “Amended and Restated Financing Agreement”) to amend and restate the Credit Facility.

The Amended and Restated Financing Agreement, which matures on June 10, 2011, provides for (a) letters of credit of up to $20,000,000 to be provided by HSBC, (b) revolving direct debt advances of up to $5,000,000 on or after December 16, 2010 to be provided by Cerberus (the Company will not be entitled to obtain any revolving direct debt advances prior to December 16, 2010), and (c) term loans of up to $5,000,000 to be provided by Cerberus (the “Term Loan Commitment”).   The above letters of credit and revolving direct debt advances are subject to the additional conditions as noted below.

Under the terms of the Amended and Restated Financing Agreement, the Company’s ability to cause the issuance of letters of credit prior to December 16, 2010 is limited to the lesser of (x) $20,000,000 and (y) subject to reserves required by HSBC, if any, and the availability reserve discussed below (i) the sum of (a) 70% of eligible receivables plus (b) 70% of eligible factored receivables, plus (ii) the lesser of (I) the sum of (a) 50% of eligible inventory plus (b) 50% of outstanding eligible documentary letters of credit, and (II) the inventory advance cap, plus (iii) cash collateral.  The inventory advance cap is (i) $10,000,000 from the effective date of the Amended and Restated Financing Agreement through and including September 30, 2010, (ii) $5,000,000 from October 1, 2010 through and including December 15, 2010 and (iii) $0 thereafter.  The availability reserve is (a) $10,000,000 through December 15, 2010 and (b) $0 on and after December 16, 2010.  From and after December 16, 2010, the Company’s ability to cause the issuance of letters of credit is limited to the lesser of $20,000,000 and the amount of cash collateral deposited by the Company to cash collateralize letters of credit.  The Amended and Restated Financing Agreement further provides that standby letters of credit shall be limited to $4,011,000 in the aggregate undrawn amount outstanding at any time.

Under the terms of the Amended and Restated Financing Agreement, the Company’s revolving direct debt advances on or after December 16, 2010 is limited to the lesser of (i) $5,000,000 and (ii) subject to reserves required by HSBC, if any, the sum of (x) 65% of eligible receivables plus (y) 65% of eligible factored receivables.

The term loans may be used solely to fund repayments or repurchases of the Company’s outstanding 11¼% Senior Secured Notes due June 2011 (the “Notes”); and the Company shall not repurchase any of the Notes except (a) with the proceeds of the term loans or (b) as otherwise required pursuant to the terms of the Notes indenture.  The term loans are secured by a first lien on all of the Company’s assets on a pari passu basis with all other obligations under the Amended and Restated Financing Agreement, subject to the provisions of the Amended and Restated Financing Agreement relating to the application of proceeds from the Company.  Any term loans, borrowed under the Term Loan Commitment, are also due and payable on June 10, 2011 or upon termination of the Amended and Restated Financing Agreement.

The Amended and Restated Financing Agreement provides that the minimum working capital requirement shall be $25,000,000 as of the end of the fiscal quarter ending June 30, 2010 and $27,000,000 as of the end of the fiscal quarters ending thereafter.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities; the definition of current liabilities excludes indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010.  With the exception of the fiscal quarters ending on June 30, 2010 and September 30, 2010, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters (on a rolling basis).  The Company is permitted to incur up to a net loss of $1,300,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.

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

As of June 30, 2010, the Company was in compliance with each of the financial covenants.  A violation of the financial covenants constitutes an event of default under the Amended and Restated Financing Agreement; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations were to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Amended and Restated Financing Agreement, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

At June 30, 2010, there were no loans and $10.2 million of letters of credit outstanding under the Amended and Restated Financing Agreement.  The outstanding letters of credit are comprised of letters of credit totaling $6.2 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to Note 4 to our consolidated financial statements for further discussion).  The Company’s aggregate maximum availability for letters of credit approximated $3.6 million as of June 30, 2010 (inclusive of $6.5 million of cash collateral deposited by the Company as of period end).

The Company requires significant working capital to purchase inventory and is often required to post commercial letters of credit when placing orders with certain of its third-party manufacturers or fabric suppliers.  The 105% cash collateral requirement with respect to all outstanding letters of credit which commences on December 16, 2010 may significantly reduce our liquidity, which in turn may impose significant operating restrictions on the Company and may limit, or even prohibit, the Company from operating as it otherwise might in the absence of such cash collateralization requirements.

The Amended and Restated Financing Agreement includes various other covenants with which the Company has to comply in order to maintain borrowing availability including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock, enter into transactions with affiliates or prepay certain indebtedness.  In addition, the Company is required to report various financial and non-financial information periodically to HSBC.  The Amended and Restated Financing Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to the senior secured notes, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in HSBC’s security interest, change in control events, and certain events which would have a material adverse effect.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances under it.

Pursuant to the Amended and Restated Financing Agreement, in the event the Company has outstanding direct debt advances on or after December 16, 2010, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the Amended and Restated Financing Agreement.  Under the Company’s factoring agreement, the Company directs its customers to remit payments on accounts receivable to its factor.  At the request of HSBC, the Company has directed its factor to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the Amended and Restated Financing Agreement.  Payments from customers in connection with the Company’s factoring arrangement are reflected in operating cash flows as collections of receivables.  Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows from financing activities in the statement of cash flows.

The Amended and Restated Financing Agreement provided for (i) an extension fee of $25,000 payable to HSBC, as Agent, payable upon execution, (ii) a revolving commitment closing fee payable to Cerberus of $125,000, which fee was earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date (as such term is defined in the Amended and Restated Financing Agreement), and (iii) term loan fees payable to Cerberus, as term lender, of (a) a closing fee of $125,000, which fee was earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date, and (b) a facility fee at a rate equal to one-quarter of one percent (0.25%) per annum on average daily unused portion of the Term Loan Commitment earned on a monthly basis and payable upon the Termination Date.  Borrowings under the Amended and Restated Financing Agreement bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three quarters percent (2.75%) per annum (each as defined).  The Amended and Restated Financing Agreement provides for a monthly commitment fee of 0.25% per annum on the unused portion of the available commitments for revolving direct debt advances and letters of credit under the facility.

The foregoing is a summary of the Amended and Restated Financing Agreement, and does not purport to be complete and is qualified in its entirety by the copy of the Amended and Restated Financing Agreement.

Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000 pursuant to our indenture.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at June 30, 2010 and 2009 is $71,861,000 and $84,743,000, respectively.  At June 30, 2010 and 2009, the unamortized original issue discount is $777,000 and $1,751,000, respectively.  At June 30, 2010 and 2009, debt held in treasury approximated $65,537,000 and $52,655,000, respectively.  The Company’s outstanding senior secured notes are recorded at carrying book value at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $48,147,000, and $16,101,000, respectively. The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Credit Facility.

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

An annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 will not be required.  This is based on the Company’s financial position as of June 30, 2010 and its results of operations and cash flows for the year then ended.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the fiscal year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the fiscal year ended June 30, 2009.

The Company purchased, at a discount, $3.5 million, $5.0 million and $4.4 million of outstanding senior secured notes on the open market in July 2009, November 2009 and December 2009, respectively.  A pre-tax gain of approximately $8.0 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the fiscal year ended June 30, 2010.

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

In connection with the Tender Offer, on February 22, 2010, the Company also entered into an agreement (the “Originally Restated Credit Agreement”) with HSBC and Cerberus, as the term lender, to amend and restate the Credit Facility, by and among

HSBC, as agent and lender, the other lenders signatory thereto from time to time, the Company, and the other loan parties signatory thereto.  The closing of the Originally Restated Credit Agreement was subject to, among other things, the consummation of the Tender Offer in accordance with its terms. As noted above, the Tender Offer was not consummated, as the Minimum Tender Amount was not satisfied, and accordingly, a closing did not occur with respect to the Originally Restated Credit Agreement and the Company’s Credit Facility remains in full force and effect.

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

As noted in Note 9 and Note 10 to our consolidated financial statements, the Company’s Amended and Restated Financing Agreement expires on June 10, 2011 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected and impact the Company’s ability to continue as a going concern.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

We may from time to time seek to purchase our outstanding senior secured notes in open market purchases, privately negotiated transactions or otherwise.  These purchases, if any, will depend on prevailing market conditions based on our liquidity requirements, contractual restrictions and other factors.  The amount of purchases of our senior secured notes may be material and may involve significant amounts of cash and/or financing availability.  Under the American Recovery and Reinvestment Act of 2009 (“the Act”), the Company will receive temporary relief under the Delayed Recognition of Cancellation of Debt Income (“CODI”) rules. The Act contains a provision, at the election of a corporation, allowing a five-year deferral of CODI for debt purchased in 2009 or 2010, followed by recognition of CODI ratably over the succeeding five years.  However, an electing corporation may be required to accelerate its deferred CODI and recognize currently into income upon certain triggering events such as impairment transactions, corporate reorganizations and changes in tax status.  Absent an acceleration event, the Company will continue to defer the recognition of CODI pursuant to the provisions set forth in the Act.  The provision applies for specified types of purchases, including the acquisition of a debt instrument for cash and the exchange of one debt instrument for another.

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

The following table summarizes our net cash provided by or used in our operating, investing and financing activities for the years ended June 30, 2010, 2009 and 2008:

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
	(in thousands)
Net cash provided by (used in):
Operating activities	$7,703	$13,252	$16,872
Investing activities	(273)	(1,083)	(966)
Financing activities	(4,518)	(11,602)	(10,165)
Net increase in cash and cash equivalents	$2,912	$567	$5,741

Operating Activities

Cash flows provided by operating activities for the years ended June 30, 2010, 2009 and 2008 were $7.7 million, $13.3 million and $16.9 million, respectively.  The decrease in cash flows provided by operating activities from 2009 to 2010 is primarily attributed to the reductions in cash flow relating to the sale of aged inventory in 2009 versus 2010, partially offset by a reduction in interest paid, income taxes (net of refunds), and timing of payments associated with inventory purchases.  The decrease in cash flows provided by operating activities from 2008 to 2009 is the result of the decrease in our operating income (excluding non-cash items) and income taxes paid in connection with our August 2008 senior secured note open market purchase, offset by reductions in payments associated with interest, planned reductions in current season inventory purchases resulting from anticipated reductions in sales and sales of aged inventory to off-price customers. For each of the years ended June 30, 2010, 2009 and 2008, significant non-cash items included amortization of deferred finance charges, accretion of original issue discount, depreciation and amortization, and the provision for deferred income taxes.  A non-cash impairment charge of $25.8 million and $34.5 million was recorded during 2009 and 2008, respectively related to the decline in the fair value of the Rafaella trademark and trade name intangible asset.  In addition, during 2010, 2009 and 2008, a non-cash gain of $8.0 million, $25.6 million and $3.1 million, respectively was recorded in connection with the senior secured notes purchases.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2010, 2009 and 2008 were $0.3 million, $1.1 million, and $1.0 million, respectively.  In 2010, the cash usage was a result of computer and software ($0.2 million) and machinery and equipment ($0.1 million) capital expenditures.  In 2009, the cash usage was a result of computer and software ($0.4 million) and machinery and equipment ($0.5 million) capital expenditures.  In 2008, the cash usage was a result of computer and software ($0.5 million), machinery and equipment ($0.3 million) and leasehold improvement ($0.2 million) capital expenditures.

Financing Activities

Net cash used in financing activities for the years ended June 30, 2010, 2009 and 2008 were $4.5 million, $11.6 million, and $10.2 million, respectively.  In 2010, 2009 and 2008, the use of cash was primarily for our senior secured note repurchases and open market purchases discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had outstanding letters of credit totaling $6.2 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).

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

Contractual Cash Obligations

The following table sets forth our known contractual cash obligations for the periods specified therein.

	Payment Due by Period
Contractual Cash Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)

Senior secured notes	$71,861	$71,861	$—	$—	$—
Interest on senior secured notes	8,084	8,084	—	—	—
ASC 740 (formerly FIN 48) liabilities and interest	121	11	110	—	—
Operating lease obligations	4,063	1,798	2,265	—	—
Purchase obligations	29,835	29,835	—	—	—
Total contractual cash obligations	$113,964	$111,589	$2,375	$—	$—

This table does not reflect revolving direct debt advances of up to $5.0 million on or after December 16, 2010 to be provided under our Amended and Restated Financing Agreement.  The  Amended and Restated Financing Agreement matures on June 10, 2011.

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

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each rate as defined in the Amended and Restated Financing Agreement).  Our interest expense on the line of credit is based on variable rates, as discussed in Note 9 to our consolidated financial statements included elsewhere herein.  There were no loan borrowings or repayments under the Amended and Restated Financing Agreement during the fiscal year ended June 30, 2010.  At June 30, 2010, there were no loans outstanding under the Amended and Restated Financing Agreement.

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

As of the period ended June 30, 2010 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and in accordance with the interpretive guidance issued by the SEC in Release No. 34-55929.  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that have occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

Amended and Restated Employment Agreement; Equity Incentive Award

On October 13, 2010, the Company entered into an Amended and Restated Employment Agreement with Richard Metzger in connection with the promotion of Mr. Metzger to Executive Vice-President of Design of the Company.

Prior to Mr. Metzger’s promotion, Mr. Metzger served as Vice-President of Design of the Company.  Mr. Metzger’s amended agreement provides for, among other things, an increase in Mr. Metzger’s (i) annual base salary, from $315,000 to $375,000, and (ii) target bonus, from 25% of his base salary to 50% thereof.  In addition, pursuant to the terms of his amended agreement, Mr. Metzger will be entitled to receive an equity grant to be determined by the Company’s board of directors, subject to the terms and conditions of the Company’s Equity Incentive Plan and customary documentation with respect thereto.

On September 16, 2010, the Company’s board of directors also approved the grant of options to Mr. Metzger pursuant to the Company’s Equity Incentive Plan to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share, to Mr. Metzger. One quarter of Mr. Metzger’s options vest on each of the first, second, third and fourth anniversaries of the grant date.

The foregoing summary of each of Mr. Metzger’s amended and restated employment agreement and equity incentive award agreement does not purport to be complete and is qualified in its entirety by each such agreement, both of which are attached hereto as Exhibits 10.48 and 10.49 and incorporated herein by reference.

PART III

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the members of our board of directors and executive officers.  All directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position
Christa Michalaros	49	Chief Executive Officer and Director
Lance D. Arneson	35	Chief Financial Officer
Rosemary Mancino	53	President of Sales & Planning
Nichole Vowteras	53	Executive Vice President of Sourcing and Production
Richard Metzger	42	Executive Vice President of Design
John Kourakos	61	Director, Chairman of the Board
George Kollitides	40	Director
Joel H. Newman	69	Director
Ronald Frankel	73	Director
Robert Newman	66	Director

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

Lance D. Arneson became our Chief Financial Officer in November 2009, and, prior to that time, was our Vice President of Finance from April 2009 to October 2009 and our Controller from December 2006 to March 2009.  Prior to joining Rafaella as our Controller, Mr. Arneson was a Senior Manager with PricewaterhouseCoopers LLP (“PwC”) from September 2004 until joining the Company, and prior to that time, Mr. Arneson served as a Manager with PwC commencing in 2001.

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

Nichole Vowteras became our Executive Vice President of Sourcing and Production on May 1, 2006.  Prior to her joining Rafaella as Vice President—Sourcing and Production, Ms. Vowteras was employed as Vice President of Manufacturing for Garfield Marks for 2.5 years, as Senior Vice President of Production for Guess, Inc. for one year and with Reebok for eight years, where her last position was serving as Vice President of Worldwide Sourcing.  All of the aforementioned companies are principally in the business of women’s apparel and footwear.

Richard Metzger became our Executive Vice President of Design on October 13, 2010.  Mr. Metzger previously served as Vice President of Design of the Company since October 2007.  A graduate of the Fashion Institute of Technology, Mr. Metzger has held senior design positions within the women’s apparel business for more than 20 years. Mr. Metzger started his career at Liz Claiborne, moving on to senior design positions at Adrienne Vittadini, Anne Klein, and Dana Buchman.  In 1999, Mr. Metzger launched his own signature collection of designer plus size apparel.  Mr. Metzger has also served as a design consultant to Hanes Brand’s “JMS” line, Saks Fifth Avenue private brands, Heidi Weisel, and Essendi.  Prior to joining Rafaella, Mr. Metzger was the Creative Director at Hampshire Brands from 2006 to 2007 and the Design Director for Garfield Marks from 2001 to 2006.  All of the aforementioned companies are principally in the business of women’s apparel.

John Kourakos is Chairman of the Board of Directors and was elected as a director in 2007.  Mr. Kourakos has over 25 years of experience in the apparel industry.  Most recently 2002 to 2004, he was Group President of Warnaco’s Sportswear group which included the Calvin Klein Jeans, Calvin Klein Underwear and Chaps by Ralph Lauren divisions.  Prior to that, 1996 to 2001, he was President of the Men’s Sportswear and Tommy Jeans divisions at Tommy Hilfiger.  Before joining Tommy Hilfiger, he was President of Warnaco’s Calvin Klein Men’s and Women’s Underwear/Calvin Klein Men’s Accessories division from 1994 to 1996.  Mr. Kourakos also served in a number of other key management positions including President of Calvin Klein Menswear at Calvin Klein, Inc., where he managed the men’s lines of Calvin Klein jeans, underwear and sportswear, and as Vice President of Sales for the Ralph Lauren Womenswear line and Executive Vice President of Merchandising for the Calvin Klein line at Bidermann Industries.

George Kollitides is one of our directors and was elected as a director in 2005.  Mr. Kollitides is a Managing Director at Cerberus.  From 2001 to 2003, Mr. Kollitides was President and Managing Director of TenX Capital Management, a special situations investor affiliated with Cerberus.  Prior to joining TenX, Mr. Kollitides actively invested in numerous private equity transactions for Catterton Partners, a middle market private equity group from 1998 to 2001.  Prior to joining Catterton, Mr. Kollitides held various positions of increasing responsibility at General Electric Capital in the Equity, Corporate Finance, and Corporate Restructuring Groups, focusing on leveraged recapitalizations, reorganizations, change of control transactions and minority equity investments from 1990 through 1997.  Mr. Kollitides received an MBA in Finance and Management of Organizations from Columbia Business School and a BA in Economics from Lafayette College.  Mr. Kollitides also serves on the board of directors of IAP Worldwide Services, Freedom Group, Inc., Tier 1 Group and Control Solutions LLC.

Joel H. Newman was elected as a director in July 2009.  Mr. Newman most recently served as Vice Chairman and Chief Operating Officer of Kenneth Cole Productions, Inc. from 2006 until 2007.  Prior to that, Mr. Newman spent more than a decade at Tommy Hilfiger Corporation (“THC”), holding a variety of roles, finally as Executive Vice President of Finance and Operations of THC and Chief Operating Officer of Tommy Hilfiger U.S.A., Inc., THC’s principal U.S. operating subsidiary.

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

Robert Newman is a member of our Board of Directors and was elected as a director in 2005 and he had been employed by our predecessor as Vice President of Sales since 1992.  Mr. Newman has held sales positions in the apparel industry for over 36 years.  Prior to working with our predecessor, Mr. Newman was an outside sales representative for several apparel lines, including Rafaella, from 1984 to 1992.

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

ITEM 11.               EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This Compensation Discussion and Analysis, or CD&A, is intended to provide information regarding the Company’s executive compensation program and practices.  This CD&A covers a variety of topics, including:  the Company’s compensation philosophy regarding executive compensation, the role of our Compensation Committee in setting the compensation of our executive officers, and executive compensation decisions for fiscal 2010.

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

In 2010, as set forth in more detail in the Summary Compensation Table, the total compensation of our Chief Executive Officer was $1,481,002; the total compensation of our Chief Financial Officer was $458,422; the total compensation of our President of Sales & Planning was $625,730; the total compensation of our Executive Vice President Sourcing and Production was $609,673 and the total compensation of our Vice-President of Design was $403,423.

Base Salary

In setting our executive officers’ base salaries we take into consideration subjective factors, such as the relative responsibilities of each executive officer, the cross-functional leadership roles, business contributions and experience.

As discussed further below under the heading Employment Agreements, our executive officers have employment agreements with the Company.  These employment agreements were entered into by each of our executive officers upon becoming executive officers of the Company, and provide the executive officers with threshold base salary levels.  Each year, our Compensation Committee evaluates whether it is appropriate to approve salaries in excess of the contractual minimums.  In 2010, we provided our Chief Executive Officer, Chief Financial Officer, President of Sales & Planning, Executive Vice President Sourcing and Production, and Vice-President of Design, with base salaries of $700,000, $282,692, $400,000, $400,000, and $315,000, respectively.

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

Our executive officers can earn from 0% to 200% of their target performance bonus based upon the Company’s achievement of pre-determined Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) targets established by the Compensation Committee.  We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives.  Due to confidentiality and the possibility of competitive harm to the Company, we do not disclose the specific performance targets necessary for our executive officers to receive the annual performance bonus described in this paragraph.  Based upon the performance of the Company in 2010, each of our executive officers qualified for performance bonuses. We provided our Chief Executive Officer, Chief Financial Officer, President of Sales & Planning, Executive Vice President Sourcing and Production, and Vice-President of Design, with performance bonuses of $700,000, $150,000, $200,000, $200,000, and $78,750, respectively. Based upon the performance of the Company in 2009, none of our executive officers qualified for performance bonuses (with the exception of Mr. Arneson, who received a performance bonus of $14,000 based upon a determination by our Compensation Committee independent of any EBITDA targets).

Equity Incentives

Our Equity Incentive Plan (the “Plan”) allows for various types of equity awards, including stock options and restricted stock.  Awards under our Plan have been granted to attract, motivate, and retain our executive officers.  Such awards have been granted in connection with each of the executive officers employment agreements. During fiscal 2010, Messrs. Arneson and Kourakos received a stock option grant for 111,111 shares of common stock each.

All awards under our Plan must be approved by our Compensation Committee.  Our Compensation Committee determines the type, timing, and amount of equity awards granted to each of our executive officers after considering their base salary and target performance bonus in relation to the Company’s compensation philosophy.

Awards granted under the Plan have been limited to time-based stock options.  All of the awards vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share (the June 20, 2005 redemption value of the redeemable convertible preferred stock).  No options were exercised during fiscal 2010.

Pension and retirement benefits

Our named executive officers do not participate in any deferred benefit retirement plans such as a pension plan.

Non-qualified deferred compensation

We do not have any deferred compensation programs for our named executive officers.

Other benefits

We provide private health care insurance to some of our named executives.

Perquisites and Other Benefits

Pursuant to the Company’s 401(k) plan, the Company provides its executives the same level of matching contributions available to all eligible employees, subject to the provisions of the 401(k) plan and Internal Revenue Service limitations.  Additional information on executive officer perquisites and other benefits can be found in the footnotes to the Fiscal 2010 Summary Compensation Table in this Form 10-K.

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

COMPENSATION OF EXECUTIVE OFFICERS

Employment Agreements and Potential Payments upon a Termination or Change in Control

The following is a description of the current employment arrangements between us and the named executive officers, including the specific circumstances relating to termination of employment and change in control of the Company that will trigger payments to each named executive officer and a calculation of the estimated payments to such officers as a result of the occurrence of such events had they occurred on June 30, 2010, the end of the Company’s last fiscal year.

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

Should Ms. Michalaros terminate her employment by making an election not to renew the term as provided in the agreement, she shall receive the payments set forth above and the bonus for the fiscal year ending at the end of the term, determined in accordance with the terms of the agreement (assuming this occurred on the last day of fiscal 2010 the amount would have been $700,000), payable ninety (90) days after the end of the fiscal year; provided that the Company in its sole discretion may elect, by written notice given no later than fifteen (15) days prior to the end of the term, to pay to the Executive the incremental severance payments set forth in sections (a) and (b) of the next paragraph in exchange for her (i) agreement to be subject to and legally bound by the non-competition and property covenants set forth in the agreement and (ii) execution and nonrevocation of a valid release agreement in a form reasonably acceptable to the Company and Ms. Michalaros.

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

Lance D. Arneson

We entered into an amended and restated employment agreement with Lance D. Arneson, our Chief Financial Officer, dated as of November 2, 2009.

Mr. Arneson’s amended and restated employment agreement provides, among other things for (i) an annual base salary of $300,000, and (ii) a target bonus of 50% of his base salary.

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

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause		Termination by the Company by Notice of Intent not to Renew		Termination upon the Executive’s Death or Disability		Occurrence of a Liquidity Event

Cash Severance	—	(1)	—	$150,000		$150,000	(1)	—		—
Stock Options	—	(2)	—	—	(2)	—	(2)	—	(3)	—	(4)

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

Nichole Vowteras

We entered into an employment agreement with Nichole Vowteras, our Executive Vice President Sourcing and Production, which commenced on May 1, 2006. Under the terms of the agreement, the term is from May 1, 2006 until her employment is terminated by any of the methods discussed below. Ms. Vowteras will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

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

Rosemary Mancino

We entered into an employment agreement with Rosemary Mancino, our President of Sales & Planning, which commenced on August 14, 2006. Under the terms of the agreement, the term is from August 14, 2006 until her employment is terminated by any of the methods discussed below. Ms. Mancino will also be entitled to certain payments under our Equity Incentive Plan in the event a “Liquidity Event” occurs, which is defined as (1) any Person who is (i) not an Affiliate of the Company or (ii) not Cerberus or an Affiliate of Cerberus becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then outstanding voting securities of the Company; (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise to a person other than an Affiliate of Cerberus; (3) if specified by the Board in an Award Agreement at the time of grant, the consummation of an Initial Public Offering; or (4) the dissolution or liquidation of the Company.

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

Richard Metzger

We entered into an amended and restated employment agreement with Richard Metzger, our Executive Vice President of Design, on October 13, 2010. Mr. Metzger’s amended and restated employment agreement provides, among other things for (i) an annual base salary of $375,000 and (ii) a target bonus of 50% of his base salary.

The agreement provides for payments to be made to Mr. Metzger upon certain termination events.

Under Mr. Metzger’s amended and restated employment agreement, the following payments will be made to him or his representatives if (1) he is terminated by us for Cause (generally defined as conviction for the commission of a felony; dishonesty; refusal to follow directions of the Board; gross nonfeasance; breach of confidentiality or restrictive covenant provisions; or certain other instances of willful misconduct); (2) his employment terminates due to his death; (3) the Company terminates his employment due to his disability (meaning a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, Mr. Metzger is unable to perform the essential functions of his job with or without reasonable accommodation for a period of (i) 90 consecutive days; or (ii) 180 days in any one (1) year period); or (4) the he resigns for any reason:

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

If we were to terminate Mr. Metzger without Cause, in addition to the payments upon termination specified in (a) through (d), above, Mr. Metzger will receive, upon execution without revocation of a valid release agreement in a form reasonably acceptable to the Company continued base salary for six (6) months after the date of termination.

Component of Compensation	Executive’s Voluntary Termination		Termination by the Company for Cause	Termination by the Company without Cause		Termination by the Company by Notice of Intent not to Renew		Termination upon the Executive’s Death or Disability		Occurrence of a Liquidity Event

Cash Severance	—	(1)	—	$187,500		$187,500	(1)	—		—
Stock Options	—	(2)	—	—	(2)	—	(2)	—	(3)	—	(4)

(1)          The cash severance summary assumes the executive did not receive a bonus.

(2)   Non-vested options are forfeited. Fair market value is currently calculated as below the exercise price, therefore it is assumed options would not be exercised.

(3)   Non-vested options are forfeited; vested options may be exercised by Mr. Metzger’s representative until one year or expiration. It is assumed options would not be exercised currently due to the issue discussed in (2) above.

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

Summary Compensation Table

The following table sets forth the compensation of each of our chief executive officer and chief financial officer for fiscal 2010 and our three mostly highly compensated executive officers in fiscal 2010 other than the chief executive officer and chief financial officer for each of fiscal 2008, 2009 and 2010, as applicable.

For the Year Ended June 30, 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Christa Michalaros	2010	700,000	700,000	—	19,387	—	—	61,615	(3)	1,481,002
Chief Executive Officer	2009	713,462	—	—	23,264	—	—	61,679		798,405
	2008	700,000	—	—	23,263	—	—	63,171		786,434

Lance D. Arneson	2010	282,692	150,000	—	—	—	—	25,730	(2)	458,422
Chief Financial Officer	2009	200,481	14,000	—	—	—	—	9,400		223,881

Nichole Vowteras	2010	400,000	200,000	—	—	—	—	9,673	(2)	609,673
Executive Vice President	2009	407,693	—	—	—	—	—	11,258		418,951
Sourcing and Production	2008	400,000	—	—	—	—	—	14,482		414,482

Rosemary Mancino	2010	400,000	200,000	—	—	—	—	25,730	(2)	625,730
President Sales & Planning	2009	407,693	—	—	—	—	—	24,782		432,475
	2008	400,000	—	—	—	—	—	26,897		426,897

Richard Metzger (4)	2010	315,000	78,750	—	—	—	—	9,673	(2)	403,423
Vice-President of Design

(1)          Stock option award forfeitures during the fiscal year ended June 30, 2010 were 187,500. Refer to Note 3 of the Company’s consolidated financial statements and the Company’s Critical Accounting Policies and Estimates discussion included within Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein for further information on the assumptions used to fair value the stock option awards.

(2)          Medical benefits paid for Mr. Arneson, Ms. Vowteras, Ms. Mancino, and Mr. Metzger were $25,730, $9,673, $25,730, and $9,673, respectively.

(3)          Amount shown for Ms. Michalaros includes the cost of car service ($61,615).

(4)          Mr. Metzger was promoted to Executive Vice President of Design as of October 13, 2010. In connection therewith, the Company’s board of directors also approved the grant of options to Mr. Metzger pursuant to the Company’s Equity Incentive Plan to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share, to Mr. Metzger. One quarter of Mr. Metzger’s options vest on each of the first, second, third and fourth anniversaries of the grant date.

Grants of Plan-Based Awards
For the Year Ended June 30, 2010

		Compensation	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock Awards: Number of Shares of	Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Committee Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	Option Awards

Lance D. Arneson	5/21/2010	5/21/2010	—	—	—	—	111,111	—	—	—	5.33	$10,164

Outstanding Equity Awards at Fiscal Year-End
As of June 30, 2010

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Inventive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Inventive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Inventive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Christa Michalaros	444,444	—		—	5.33	9/22/2016	—	—	—	—
Lance D. Arneson	15,560	95,551	(1)	—	5.33	5/21/2020	—	—	—	—

Nichole Vowteras	111,111	—		—	5.33	9/22/2016	—	—	—	—
Rosemary Mancino	111,111	—		—	5.33	9/22/2016	—	—	—	—

(1)   The shares subject to the option for Mr. Arneson vest as follows: (i) 12,218 shares subject to the option shall vest on November 2, 2010; and (ii) the remaining 83,333 shares subject to the option shall vest in equal one-third (1/3) portions on each of the first, second and third anniversaries of November 2, 2010.

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

We have entered into an agreement for Chairman of the Board of Directors with John Kourakos which commenced on October 1, 2007, and was amended on May 21, 2010.  Under the terms of the agreement, as amended, the initial period was from October 1, 2007 through September 30, 2008; thereafter, the agreement will continue for consecutive twelve (12) month periods commencing on each October 1, as long as Mr. Kourakos shall continue to be elected as Chairman of the Board.  If Mr. Kourakos’s status as Chairman is terminated under circumstances in which he does not remain a director, the Agreement will terminate, and the Company will pay to Mr. Kourakos all compensation and benefits to which Mr. Kourakos is entitled up through the date of termination.

Mr. Kourakos’ fee was $150,000 on an annualized basis from October 1, 2007 until June 30, 2008 and $200,000 per year commencing on July 1, 2008.  For fiscal year 2010, Mr. Kourakos was paid aggregate fees of $200,000 and was reimbursed $15,569 in the aggregate primarily attributable to health insurance.

Under the terms of his agreement, Mr. Kourakos participates in the Company’s Equity Incentive Plan.  In connection therewith, the Company’s board of directors approved the grant of an option to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share, to Mr. Kourakos. Mr. Kourakos’ option vests as follows: 73,327.28 on the grant date of May 21, 2010, 10,005.97 on October 1, 2010, and the remaining 27,777.75 on October 1, 2011.

Director Compensation

Name	Fees Earned	Option Awards ($)	All Other Compensation (1)

John Kourakos	$200,000	$10,164	$15,569
Joel Newman	$60,000	$—	$—

(1)   Includes reimbursements primarily attributable to health insurance.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of September 30, 2010 with respect to the beneficial ownership of our issued and outstanding common stock and convertible preferred stock, excluding any grants made under our Equity Incentive Plan, none of which have vested or will vest in the next sixty days, by:

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

	Convertible Preferred Stock		Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares	Percentage of Class	Number of Shares	Percentage of Class
Stephen Feinberg(2)(3)	7,500,000	100%	7,500,000	75%
RSW 2005, Inc.(7)	—	—	2,500,000	100%
Christa Michalaros(4)	—	—	444,444	15.1%
Lance D. Arneson (8)	—	—	27,778	1.1%
Rosemary Mancino(5)	—	—	111,111	4.3%
Nichole Vowteras (6)	—	—	111,111	4.3%
George Kollitides(3)	—	—	—	—
John Kourakos (9)	—	—	83,333	3.2%
Joel H. Newman	—	—	—	—
Ronald Frankel(7)	—	—	2,125,000	85.0%
Robert Newman(7)	—	—	125,000	5.0%
Asher Haddad (7)	—	—	250,000	10.0%
All members of our Board of Directors and executive officers as a group (9 persons)	—	—	3,277,777	100%

(1)   The address for each of our officers and, except as otherwise specified below, each of the members of our Board of Directors is c/o Rafaella Apparel Group, Inc., 1411 Broadway, 2nd Floor, New York, New York 10018.

(2)   Acquisition Co., controlled by Cerberus, owns 100% of our convertible preferred stock, which preferred stock is convertible at its option into common stock equal to 75% of our common stock, or approximately 68.2% of our outstanding fully-diluted common stock.  Stephen Feinberg exercises sole voting and investment authority over all securities of our Company owned by Acquisition Co. Thus, pursuant to Rule 13d-3 under the Exchange Act, Stephen Feinberg is deemed to beneficially own 100% of our convertible preferred stock and, upon conversion, would beneficially own approximately 68.2% of our common stock (after the exercise of all outstanding options granted pursuant to our Equity Incentive Plan, whether vested or unvested).

(3)   The address for each of Stephen Feinberg and George Kollitides is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.

(4)   Includes vested options for 444,444 shares of common stock granted pursuant to Ms. Michalaros’ employment agreement with us.

(5)   Includes vested options for 111,111 shares of common stock granted pursuant to Ms. Mancino’s employment agreement with us.

(6)   Includes vested options for 111,111 shares of common stock granted pursuant to Ms. Vowteras’ employment agreement with us.

(7)   All of our common stock beneficially owned by Messrs. Frankel, R. Newman and Haddad are held by them indirectly through RSW 2005, Inc.

(8)   Includes vested options for 27,778 shares of common stock but does not include non-vested options for 83,333 shares of common stock, all of which were granted pursuant to Mr. Arneson’s employment agreement with us.

(9)   Includes vested options for 83,333 shares of common stock but does not include non-vested options for 27,778 shares of common stock, all of which were granted pursuant to Mr. Kourakos’s agreement with us.

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

(1)   A description of the Equity Compensation Plan is set forth under Note 3 to the Consolidated Financial Statements.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Controlling Stockholder

In connection with the June 20, 2005 acquisition, Acquisition Co., an affiliate of Cerberus, contributed $40.0 million of equity capital to us, acquiring convertible preferred stock convertible into approximately 68.2% of our common stock on a fully-diluted basis (after the exercise of all outstanding options granted pursuant to our Equity Incentive Plan, whether vested or unvested).  See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Credit Facility

Cerberus is a party to the Amended and Restated Financial Agreement as a lender and the term lender.  Pursuant to the terms of the Amended and Restated Financial Agreement, Cerberus provides (i) revolving direct debt advances of up to $5,000,000 on or after December 16, 2010 and (ii) term loans of up to $5,000,000.

The term loans provided by Cerberus are to be used solely to fund repayments or repurchases of the Company’s senior secured notes; and the Company shall not repurchase any of the notes except (a) with the proceeds of the term loans or (b) as otherwise required pursuant to the terms of the notes indenture.  The term loans are secured by a first lien on all of the Company’s assets on a pari passu basis with all other obligations under the Amended and Restated Financing Agreement, subject to the provisions of the Amended and Restated Financing Agreement relating to the application of proceeds from the Company.

The Amended and Restated Financing Agreement provided for (i) a revolving commitment closing fee payable to Cerberus of $125,000, which fee was earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date (as such term is defined in the Amended and Restated Financing Agreement), and (ii) term loan fees payable to Cerberus, as term lender, of (a) a closing fee of $125,000, which fee was earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date, and (b) a facility fee at a rate equal to one-quarter of one percent (0.25%) per annum on average daily unused portion of the Term Loan Commitment earned on a monthly basis and payable upon the Termination Date.  Borrowings under the Amended and Restated Financing Agreement bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three quarters percent (2.75%) per annum (each as defined therein).  The Amended and Restated Financing Agreement provides for a monthly commitment fee of 0.25% per annum on the unused portion of the available commitments for revolving direct debt advances and letters of credit under the facility.

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

Since July 1, 2009, the beginning of the Company’s most recent fiscal year, we have not been a party to any transaction or series of similar transactions, other than as described above, in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest.

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

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by PricewaterhouseCoopers LLP relating to the years ended June 30, 2010 and 2009.

	Year Ended June 30, 2010	Year Ended June 30, 2009
	(in thousands)
Audit fees(1)	$572	$446
Audit-related fees(2)	17	35
Tax fees(3)	110	183
All other fees(4)	2	1
Total	$701	$665

(1)   Fees for audit of annual financial statements, statutory audit and review of quarterly financial statements.

(2)   Fees for professional services for consultations.  The fees in fiscal 2010 related to an amendment to the Company’s Amended and Restated Financing Agreement and filing of Form 12b-25.  The fees in fiscal 2009 related to the Company’s implementation of a provision within ASC 740, Income Taxes, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

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

Under the Audit Committee’s Charter, the committee has the sole authority for appointing, compensating, retaining and overseeing the work of the Company’s independent auditors.  In addition, the committee has the sole authority to approve all engagement fees and terms and all permissible non-audit services to be provided by the independent auditors. Subsequent to the Company’s Registration Statement on Form S-4 filed February 9, 2007, the committee has approved each such audit and non-audit service to be provided by the Company’s independent auditors.  The committee has also adopted polices and procedures for pre-approving certain services performed by the independent auditors.  The committee has pre-approved the use of the independent auditors for specific types of services that fall within categories of non-audit services, including various tax services.  The percentage of fees paid for audit-related, tax and all other fees that were approved by the Audit Committee was 100% in fiscal 2010.  Management of the Company reviews the nature of the professional services to be rendered by the independent auditors with the committee during each committee meeting.

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

Form 10-K for Fiscal Year Ended June 30, 2010

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

Exhibit No.	Description

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

10.38

Amended and Restated Financing Agreement, dated as of February 22, 2010, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and the other lenders signatory thereto from time to time, previously filed as Exhibit 10.38 to Rafaella’s Quarterly Report on Form 10-Q, filed February 22, 2010, and herein incorporated by reference.

10.39

Amendment to the Factoring Agreement between Rafaella Apparel Group, Inc. and Wells Fargo Trade Capital, LLC, dated February 18, 2010, previously filed as Exhibit 10.39 to Rafaella’s Current Report on Form 8-K, filed March 4, 2010, and herein incorporated by reference.

10.40

Amendment to the Factoring Agreement between Verrazano Inc. and Wells Fargo Trade Capital, LLC, dated February 18, 2010, previously filed as Exhibit 10.39 to Rafaella’s Current Report on Form 8-K, filed March 4, 2010, and herein incorporated by reference.

10.41

Form of Amended and Restated Agreement for Chairman of Board of Directors, dated as of May 21, 2010, between Rafaella Apparel Group, Inc. and John Kourakos, previously filed as Exhibit 10.38 to Rafaella’s Quarterly Report on Form 10-Q, filed May 24, 2010, and herein incorporated by reference.

10.42

Amended and Restated Financing Agreement, dated as of May 21, 2010, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and the other lenders signatory thereto from time to time, previously filed as Exhibit 10.39 to Rafaella’s Quarterly Report on Form 10-Q, filed May 24, 2010, and herein incorporated by reference.

10.43

Reaffirmation of Trademark Collateral Security Agreement, dated May 21, 2010, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, previously filed as Exhibit 10.40 to Rafaella’s Quarterly Report on Form 10-Q, filed May 24, 2010, and herein incorporated by reference.

10.44

Reaffirmation of Stock Pledge Agreement, dated May 21, 2010, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, previously filed as Exhibit 10.41 to Rafaella’s Quarterly Report on Form 10-Q, filed May 24, 2010, and herein incorporated by reference.

10.45

Rafaella Apparel Group, Inc. Equity Incentive Plan Award Agreement between the Company and John Kourakos, previously filed as Exhibit 10.42 to Rafaella’s Current Report on Form 8-K, filed June 17, 2010, and herein incorporated

Exhibit No.	Description

by reference.

10.46

Rafaella Apparel Group, Inc. Equity Incentive Plan Award Agreement between the Company and Lance D. Arneson, previously filed as Exhibit 10.43 to Rafaella’s Current Report on Form 8-K, filed June 17, 2010, and herein incorporated by reference.

10.47

Logistics and Distribution Services Agreement by and between Rafaella Apparel Group, Inc. and IDS USA Inc., dated as of June 17, 2010, previously filed as Exhibit 10.1 to Rafaella’s Current Report on Form 8-K, filed June 23, 2010, and herein incorporated by reference.

10.48**	Amended and Restated Employment Agreement, dated as of October 13, 2010, by and among Rafaella Apparel Group, Inc. and Richard Metzger.

10.49**	Rafaella Apparel Group, Inc. Equity Incentive Plan Award Agreement between the Company and Richard Metzger.

21.1**	List of subsidiaries of Rafaella Apparel Group, Inc.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*      Previously filed as an exhibit to the Registration Statement on Form S-4 (Reg. No.: 333-138342) originally filed with the SEC on November 1, 2006.

**   Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 13, 2010	RAFAELLA APPAREL GROUP, INC.

	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christa Michalaros	Chief Executive Officer and Director	October 13, 2010
(Principal Executive Officer)
Christa Michalaros

	Chief Financial Officer	October 13, 2010
/s/ Lance D. Arneson	(Principal Financial and Accounting Officer)

Lance D. Arneson

/s/ John Kourakos	Director, Chairman of the Board	October 13, 2010

John Kourakos

/s/George Kollitides	Director	October 13, 2010

George Kollitides

/s/ Joel Newman	Director	October 13, 2010

Joel Newman

/s/ Ronald Frankel	Director	October 13, 2010

Ronald Frankel

/s/ Robert Newman	Director	October 13, 2010

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

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Rafaella Apparel Group, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows present fairly, in all material respects, the financial position of Rafaella Apparel Group, Inc. and its subsidiaries (the “Company”) at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s senior secured notes mature in June 2011 and the Company does not expect its forecasted cash and credit availability to be sufficient to meet its debt repayment obligations under the senior secured notes which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in its fiscal year 2008. The Company adopted the provisions of ASC 740, Income Taxes on July 1, 2007.

PricewaterhouseCoopers LLP

New York, NY

October 13, 2010

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except number of shares)

	June 30, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$20,610	$17,698
Receivables, net	10,854	11,550
Inventories	13,595	12,334
Deferred income taxes	2,047	1,080
Other current assets	4,094	5,557
Total current assets	51,200	48,219
Equipment and leasehold improvements, net	1,165	1,703
Intangible assets, net	31,331	35,265
Deferred financing costs, net	—	2,199
Other assets	45	93
Total assets	$83,741	$87,479

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,282	$7,810
Accrued expenses and other current liabilities	4,444	2,168
Current portion of senior secured notes	71,084	—
Total current liabilities	84,810	9,978
Senior secured notes	—	82,992
Income taxes	5,058	1,770
Deferred rent	434	422
Other liabilities	200	—
Total liabilities	90,502	95,162
Commitments and contingencies
Redeemable convertible preferred stock—$.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized; 7,500,000 shares issued and outstanding	60,110	56,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 shares authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	307	288
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(41,181)	(38,084)
Total stockholders’ equity (deficit)	(66,871)	(63,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$83,741	$87,479

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(In thousands)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008

Net sales	$113,955	$147,965	$177,990
Cost of sales	78,979	113,037	129,086
Gross profit	34,976	34,928	48,904
Selling, general and administrative expenses	28,313	30,199	32,513
Intangible asset impairment	—	25,840	34,504
Operating income (loss)	6,663	(21,111)	(18,113)
Interest expense, net	10,527	13,232	17,964
Gain on senior secured note purchases	(8,036)	(25,632)	(3,124)
Interest expense (income) and other financing, net	2,491	(12,400)	14,840
Income (loss) before provision for (benefit from) income taxes	4,172	(8,711)	(32,953)
Provision for (benefit from) income taxes	3,269	6,726	(8,199)
Net income (loss)	903	(15,437)	(24,754)
Dividends accrued on redeemable convertible preferred stock	4,000	4,000	4,000
Net income (loss) available to common stockholders	$(3,097)	$(19,437)	$(28,754)

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except number of shares)

	Common Stock		Additional Paid in	Deemed Dividend, in excess of predecessor	Retained Earnings (Accumulated
	Shares	Amount	Capital	basis	Deficit)	Total
Balance at June 30, 2007	2,500,000	$25	$241	$(26,022)	$10,488	$(15,268)
Net loss					(24,754)	(24,754)
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			23			23
Adoption of ASC 740 (formerly FIN 48)					(381)	(381)
Balance at June 30, 2008	2,500,000	25	264	(26,022)	(18,647)	(44,380)
Net loss					(15,437)	(15,437)
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			24			24
Balance at June 30, 2009	2,500,000	25	288	(26,022)	(38,084)	(63,793)
Net income					903	903
Accretion of preferred stock to redemption value					(4,000)	(4,000)
Stock-based compensation expense			19			19
Balance at June 30, 2010	2,500,000	$25	$307	$(26,022)	$(41,181)	$(66,871)

The accompanying notes are an integral part of the consolidated financial statements.

Rafaella Apparel Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008

Cash flows provided by operating activities:
Net income (loss)	$903	$(15,437)	$(24,754)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred finance charges	1,095	1,386	1,755
Accretion of original issue discount	751	835	1,041
Depreciation and amortization	4,745	4,671	4,504
Stock-based compensation expense	19	24	23
Income taxes	2,321	4,305	(10,236)
Deferred rent	12	38	64
Gain on senior secured note purchases	(8,036)	(25,632)	(3,124)
Intangible asset impairment	—	25,840	34,504
Changes in operating assets and liabilities:
Accounts receivable	696	3,736	5,499
Inventories	(1,261)	20,915	11,126
Other current assets	2,924	(4,534)	1,163
Accounts payable	1,421	(2,739)	(3,336)
Accrued expenses and other current liabilities	1,865	(110)	(1,351)
Other assets	48	(46)	(6)
Other liabilities	200	—	—
Net cash provided by operating activities	7,703	13,252	16,872
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(273)	(1,083)	(966)
Net cash used in investing activities	(273)	(1,083)	(966)
Cash flows used in financing activities:
Repurchase of senior secured notes	(4,363)	(11,552)	(10,135)
Deferred financing costs	(155)	(50)	(30)
Net cash used in financing activities	(4,518)	(11,602)	(10,165)
Net increase (decrease) in cash and cash equivalents	2,912	567	5,741
Cash and cash equivalents, beginning of period	17,698	17,131	11,390
Cash and cash equivalents, end of period	$20,610	$17,698	$17,131
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,701	$11,232	$15,538
Income taxes	481	7,203	548
Supplemental disclosures of non-cash financing activities:
Accretion of preferred stock to redemption value	$4,000	$4,000	$4,000

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

The Company, a Delaware corporation, was formed to effect the acquisition of Rafaella Sportswear, Inc. (the “Predecessor”) by RA Cerberus Acquisition, LLC.  On June 20, 2005, pursuant to a Securities Purchase Agreement dated April 15, 2005, as amended, the Company issued redeemable convertible preferred stock (the “Preferred Stock”) to RA Cerberus Acquisition, LLC for $40,000,000 (Note 11).  Immediately prior to the issuance of the Preferred Stock, the Predecessor contributed substantially all of its assets to the Company in exchange for 100% of the Company’s common stock (10,000,000 shares) and the assumption of certain liabilities related to the contributed assets.  Immediately following the issuance of the Preferred Stock, the Company issued $172,000,000 Senior Secured Notes (Note 10) and entered into a $62,500,000 revolving credit facility (Note 9).  Proceeds from the Preferred Stock, Senior Secured Notes issuance and borrowings under the revolving credit facility were used to redeem 7,500,000 shares of common stock, pay transaction costs, pay debt issuance costs, and retire short term borrowings of the Predecessor.

The June 20, 2005 transaction was accounted for as a purchase of the Predecessor’s business in accordance with FASB Accounting Standards Codification (“ASC”) 805, Business Combinations, and the Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions.  As the stockholders of the Predecessor (“Continuing Stockholders”) retained a 25% interest in the Company through the Predecessor’s ownership of the common stock, the assets and liabilities of the Company were assigned new values, which are part carryover basis (25%) and part fair value basis (75%).  The Continuing Stockholders’ residual interest in the Company applied to the incremental debt resulting from the acquisition was accounted for as a deemed dividend and recognized as a reduction of stockholders’ equity (deficit).

ASC 280, Segment Reporting, established standards for reporting information about operating segments.  Operating segments are defined as components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  The Company is organized as, and operates in, one reportable segment:  the designing, sourcing, and marketing of a full line of women’s career and casual sportswear separates.  The Company’s chief operating decision-maker is its Chief Executive Officer.  The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by customer, for purposes of evaluating financial performance and allocating resources.  The Company’s operations and assets are primarily located in the United States of America.

2.                                      Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the continued strain on current credit and capital market conditions and the nearing maturity dates of the Credit Facility and the senior secured notes in June 2011, the Company believes that the forecasted cash and available credit capacity are not expected to be sufficient to meet its debt repayment obligations as they come due over the next twelve months. In order to enable the Company to meet its debt repayment obligations, the Company is currently seeking to refinance, extend or restructure its senior secured notes and Credit Facility. There can be no assurance that the Company will be able to do so on terms and conditions satisfactory to it within the period needed to meet these repayment obligations. The Company’s ability to refinance any of the existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and the Company’s financial condition. The Company’s inability to repay under the terms of the financing agreements would lead to an event of default which would constitute debt being callable by creditors. The uncertainty associated with the Company’s ability to repay the outstanding debt raises substantial doubt about the Company’s ability to continue as a going concern. If the Company were unable to continue as a going concern, the Company would need to liquidate its assets and the Company might receive significantly less than the values at which they are carried on its consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the Company’s ability to meet its debt obligations as they come due.

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

Cash and cash equivalents

Cash and cash equivalents include overnight deposits with banks, which are unrestricted as to withdrawal or use, and have an original maturity of three months or less.  Interest income, included within interest expense, net that was earned on the Company’s cash and cash equivalents amounted to $4,000, $54,000, and $310,000, for the years ended June 30, 2010, 2009 and 2008, respectively.

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

Deferred financing costs

Costs associated with obtaining long-term financing are deferred and amortized, under the effective interest method, over the terms of the related debt.  Amortization of these costs is included in interest expense.  Deferred financing cost of $1,461,000 is recorded as part of other current assets line item of the Company’s consolidated balance sheet as of June 30, 2010.

Revenue recognition

Revenue is recognized when the title passes and risk of loss is transferred to customers.  Revenue is recorded net of estimated discounts, returns and allowances.  Discounts are based on trade terms.  Returns and allowances require pre-approval from management.  On a seasonal basis, the Company negotiates price allowances with its customers as sales incentives or for the cost of certain promotions.  These allowances are estimated based on historic trends, seasonal results, an evaluation of current economic conditions, and retailer performance.

Cost of sales

Cost of sales includes expenses to acquire and produce goods for sale, including product costs, freight, import costs, third party inspection activity, and provisions for shrinkage, excess and obsolete inventory.  Warehousing activities, including receiving, storing, picking, packing and general warehousing costs, are included in selling, general and administrative expenses.

Advertising

The Company records advertising expense as incurred.  Cooperative advertising expenses without specific performance guidelines are reflected as a reduction of net sales and for the years ended June 30, 2010, 2009 and 2008 were approximately $933,000, $1,643,000, and $2,302,000, respectively.  Non cooperative advertising expenses approximated $13,000, $132,000 and $225,000 for the years ended June 30, 2010, 2009 and 2008.

Shipping and handling costs

The Company includes shipping and handling costs associated with inbound freight in cost of sales.  Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and for the years ended June 30, 2010, 2009 and 2008 amounted to approximately $366,000, $300,000, and $332,000, respectively.

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

The Company adopted the provisions of ASC 740, Income Taxes, formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on July 1, 2007.  As a result of this adoption, the Company recognized an increase in liabilities for uncertain tax positions of approximately $6.3 million with a corresponding increase in the deferred tax asset of $5.9 million representing the gross unrecognized tax benefits.  Upon adoption, $0.6 million of interest, net of $0.2 million tax benefit, was recorded to retained earnings.  The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.

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

3.                                      Stock-based compensation

Stock-based compensation awards are accounted for in accordance with ASC 718, Compensation — Stock Compensation. The Rafaella Apparel Group, Inc. Equity Incentive Plan (the “Plan”) provides for the issuance of stock option and restricted stock-based compensation awards to senior management, other key employees, and consultants to the Company.  The Company has reserved 1,111,111 shares of common stock for issuance pursuant to the terms of the Plan.  While the terms of individual awards may vary, employee stock options granted to-date vest in annual increments of 25% over the first four years of the grant, expire no later than ten years after the grant date, and have an exercise price of $5.33 per share.

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

The Company uses the Black-Scholes option pricing model to determine the fair value of stock-option awards.  The weighted-average estimated fair value of stock options granted during the year ended June 30, 2010 was $0.09.  Fair value was estimated using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield - 0%, (ii) expected volatility - 50%, (iii) risk-free interest rate — 2.10%, and (iv) expected life - 4 years.  There were no stock options granted during the years ended June 30, 2009 and 2008.

A summary of stock option plan activity during the fiscal year ended June 30, 2010 is presented below:

	Shares	Weighted Average Remaining Contractual Life (in years)
Options outstanding, July 1, 2009	965,277
Grants	222,222
Forfeitures	(187,500)
Options outstanding, June 30, 2010	999,999	7.4
Options exercisable, June 30, 2010	866,664	6.8

As of June 30, 2010, 444,444 stock options are subject to the call right provisions described above.  Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause.  As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of June 30, 2010, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $258,000 at June 30, 2010.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions described above, of approximately $19,000, $24,000, and $23,000 during the years ended June 30, 2010, 2009 and 2008, respectively.  As of June 30, 2010, the 555,555 stock options not subject to the call right provisions were fully vested and, accordingly, there is no unrecognized compensation costs related to these options.

The Company is obligated to pay certain cash payments equal to three-tenths of a percent (0.3%) of the Appreciated Value of the Company in connection with Sale Transactions and three-tenths of a percent (0.3%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with an agreement entered into among the Company and a former employee.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of June 30, 2010, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

4.                                      Receivables

Receivables consist of (in thousands):

	June 30, 2010	June 30, 2009

Due from factor	$13,771	$18,260
Trade receivables	4,731	1,712
	18,502	19,972
Less: Allowances for sales returns, discounts, and credits	(7,648)	(8,422)
	$10,854	$11,550

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

For the years ended June 30, 2010, 2009 and 2008, the provision for sales returns, discounts and credits charged to earnings was $31,020,000, $35,223,000, and $34,364,000, respectively, and decreased by authorized deductions taken by customers of $31,794,000, $34,247,000, and $33,836,000, respectively.

5.                                      Inventories

Inventories are summarized as follows (in thousands):

	June 30, 2010	June 30, 2009

Piece goods (held by contractors)	$319	$266
Finished goods:
In warehouse	5,768	6,761
In transit	7,508	5,307
	$13,595	$12,334

6.                                      Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following (in thousands):

	June 30, 2010	June 30, 2009

Furniture, fixtures and equipment	$2,004	$2,083
Leasehold improvements	295	375
	2,299	2,458
Less: Accumulated depreciation and amortization	(1,134)	(755)
	$1,165	$1,703

Depreciation and amortization expense of equipment and leasehold improvements for the years ended June 30, 2010, 2009 and 2008 were approximately $541,000, $462,000, and $168,000, respectively.  Furniture, fixture and equipment includes capitalized software.  The unamortized software costs as of June 30, 2010 and 2009 were approximately $508,000 and $468,000, respectively.  Included in above depreciation and amortization expense is amortization expense of software costs for the years ended June 30, 2010, 2009, and 2008, of approximately $152,000, $116,000, and $52,000, respectively.

7.                                      Intangible Assets

Intangible assets resulting from the June 20, 2005 acquisition, consist of the following as of June 30, 2010 and 2009 (in thousands):

	Estimated Lives	2010	2009
Customer relationships	7, 15 years	$43,525	$43,525
Less: Accumulated amortization		(21,037)	(17,359)
		22,488	26,166

Non-compete agreements	2, 10 years	3,067	3,067
Less: Accumulated amortization		(1,781)	(1,525)
		1,286	1,542

Trademark and trade name	Indefinite life	7,557	7,557
Total intangible assets		$31,331	$35,265

The Company’s indefinite-lived intangible assets consist of the Rafaella trademark and trade name, as the Company believes these assets will contribute to cash flows indefinitely.  These assets have been in existence since the Company’s inception 25 years ago, and there is no foreseeable limit on the period of time over which they are expected to contribute to cash flows.  In accordance with ASC 350, Intangibles — Goodwill and Others, the Company’s trademark and trade name are reviewed at least annually for impairment.  The Company performed its annual impairment test of the trademark and trade name during the fourth quarter of the fiscal year ended June 30, 2010 and determined that there were no impairments.  The Company performed an impairment test of the trademark and trade name during the second and fourth quarters of the fiscal year ended June 30, 2009 and the fourth quarter of the fiscal year ended June 30, 2008 and determined that the trademark and trade name was impaired necessitating a charge of $23.4 million, $2.4 million, and $34.5 million, respectively.  The impairment charges of $25.8 million and $34.5 million are included within operating loss for the years ended June 30, 2009 and 2008, respectively.  The Company re-evaluated the useful lives of the trademark and trade name and customer relationships as of June 30, 2009 and determined that the impairment and other circumstances did not warrant revised estimates of useful lives.  Both non-compete agreements are with Directors of the Company.  The amortization expense related to intangible assets for the years ended June 30, 2010, 2009 and 2008 was approximately $3,934,000, $4,209,000, and $4,336,000, respectively.

Estimated amortization expense for the next five years is as follows:

(in thousands)
2011	$3,661
2012	3,401
2013	2,874
2014	2,661
2015	2,483

We base our fair value estimates on assumptions we believe are reasonable, but which are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  If the estimated fair value of the assets is less than their carrying amount, an impairment loss is recognized equal to such difference.

8.                                      Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of (in thousands):

	June 30, 2010	June 30, 2009

Accrued interest expense	$359	$424
Accrued bonuses	2,011	190
Accrued compensation and benefits	473	919
Accrued professional fees	615	111
Other accrued liabilities	986	524
	$4,444	$2,168

9.                                      Short-term Borrowings

On June 20, 2005, the Company entered into a secured revolving credit facility agreement (as amended through May 21, 2010, the “Credit Facility”) with HSBC Bank USA, National Association.  The Company, Cerberus Capital Management, L.P. (“Cerberus”), as a lender and the term lender, HSBC Bank USA, National Association (“HSBC” or the “Agent”), as agent and as lender, the other lenders signatory thereto from time to time (the “Lenders”) and the other loan parties signatory thereto (together with Cerberus and HSBC, collectively the “Loan Parties”) entered into a certain Amended and Restated Financing Agreement dated as of May 21, 2010 (the “Amended and Restated Financing Agreement”) to amend and restate the Credit Facility.

The Amended and Restated Financing Agreement, which matures on June 10, 2011, provides for (a) letters of credit of up to $20,000,000 to be provided by HSBC, (b) revolving direct debt advances of up to $5,000,000 on or after December 16, 2010 to be provided by Cerberus (the Company will not be entitled to obtain any revolving direct debt advances prior to December 16, 2010), and (c) term loans of up to $5,000,000 to be provided by Cerberus (the “Term Loan Commitment”).  The above letters of credit and revolving direct debt advances are subject to the additional conditions as noted below.

Under the terms of the Amended and Restated Financing Agreement, the Company’s ability to cause the issuance of letters of credit prior to December 16, 2010 is limited to the lesser of (x) $20,000,000 and (y) subject to reserves required by HSBC, if any, and the availability reserve discussed below (i) the sum of (a) 70% of eligible receivables plus (b) 70% of eligible factored receivables, plus (ii) the lesser of (I) the sum of (a) 50% of eligible inventory plus (b) 50% of outstanding eligible documentary letters of credit, and (II) the inventory advance cap, plus (iii) cash collateral.  The inventory advance cap is (i) $10,000,000 from the effective date of the Amended and Restated Financing Agreement through and including September 30, 2010, (ii) $5,000,000 from October 1, 2010 through and including December 15, 2010 and (iii) $0 thereafter.  The availability reserve is (a) $10,000,000 through December 15, 2010 and (b) $0 on and after December 16, 2010.  From and after December 16, 2010, the Company’s ability to cause the issuance of letters of credit is limited to the lesser of $20,000,000 and the amount of cash collateral deposited by the Company to cash collateralize letters of credit.  The Amended and Restated Financing Agreement further provides that standby letters of credit shall be limited to $4,011,000 in the aggregate undrawn amount outstanding at any time.

Under the terms of the Amended and Restated Financing Agreement, the Company’s revolving direct debt advances on or after December 16, 2010 is limited to the lesser of (i) $5,000,000 and (ii) subject to reserves required by HSBC, if any, the sum of (x) 65% of eligible receivables plus (y) 65% of eligible factored receivables.

The term loans may be used solely to fund repayments or repurchases of the Company’s outstanding 11¼% Senior Secured Notes due June 2011 (the “Notes”); and the Company shall not repurchase any of the Notes except (a) with the proceeds of the term loans or (b) as otherwise required pursuant to the terms of the Notes indenture.  The term loans are secured by a first lien on all of the Company’s assets on a pari passu basis with all other obligations under the Amended and Restated Financing Agreement, subject to the provisions of the Amended and Restated Financing Agreement relating to the application of proceeds from the Company.  Any term loans, borrowed under the Term Loan Commitment, are also due and payable on June 10, 2011 or upon termination of the Amended and Restated Financing Agreement.

The Amended and Restated Financing Agreement provides that the minimum working capital requirement shall be $25,000,000 as of the end of the fiscal quarter ending June 30, 2010 and $27,000,000 as of the end of the fiscal quarters ending thereafter.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities; the definition of current liabilities excludes indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010.  With the exception of the fiscal quarters ending on June 30, 2010 and September 30, 2010, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters (on a rolling basis).  The Company is permitted to incur up to a net loss of $1,300,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.

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

As of June 30, 2010, the Company was in compliance with each of the financial covenants.  A violation of the financial covenants constitutes an event of default under the Amended and Restated Financing Agreement; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations were to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Amended and Restated Financing Agreement, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy either of its financial covenants in future periods.

At June 30, 2010, there were no loans and $10.2 million of letters of credit outstanding under the Amended and Restated Financing Agreement.  The outstanding letters of credit are comprised of letters of credit totaling $6.2 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to Note 4 for further discussion).  The Company’s aggregate maximum availability for letters of credit approximated $3.6 million as of June 30, 2010 (inclusive of $6.5 million of cash collateral deposited by the Company as of period end).

The Company requires significant working capital to purchase inventory and is often required to post commercial letters of credit when placing orders with certain of its third-party manufacturers or fabric suppliers.  In addition, standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit, are outstanding as of June 30, 2010.

The Amended and Restated Financing Agreement includes various other covenants with which the Company has to comply in order to maintain borrowing availability including, but not limited to, covenants limiting or restricting the Company’s ability to incur indebtedness, incur liens, enter into mergers or consolidations, dispose of assets, make investments, pay dividends and repurchase capital stock, enter into transactions with affiliates or prepay certain indebtedness.  In addition, the Company is required to report various financial and non-financial information periodically to HSBC.  The Amended and Restated Financing Agreement also contains customary events of default including, but not limited to, payment defaults, covenant defaults, cross-defaults to the senior secured notes, material judgment defaults, inaccuracy of representations and warranties, bankruptcy and insolvency events, defects in HSBC’s security interest, change in control events, and certain events which would have a material adverse effect.  An event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances under it.

Pursuant to the Amended and Restated Financing Agreement, in the event the Company has outstanding direct debt advances on or after December 16, 2010, the Company remits funds from the collection of receivables to pay down borrowings outstanding under the Amended and Restated Financing Agreement.  Under the Company’s factoring agreement, the Company directs its customers to remit payments on accounts receivable to its factor.  At the request of HSBC, the Company has directed its factor to remit the funds from the collection of receivables directly to an HSBC account to reduce borrowings outstanding under the Amended and Restated Financing Agreement.  Payments from customers in connection with the Company’s factoring arrangement are reflected in operating cash flows as collections of receivables.  Funds remitted under this arrangement to reduce short-term borrowings are reflected in cash flows from financing activities in the statement of cash flows.

There were no loan borrowings or repayments under the Amended and Restated Financing Agreement during the fiscal year ended June 30, 2010.  Loan borrowings and repayments under the Amended and Restated Financing Agreement were $13.8 million and $13.8 million, respectively, during the fiscal year ended June 30, 2009.  Loan borrowings and repayments under the Amended and Restated Financing Agreement were $12.8 million and $12.8 million, respectively, during the fiscal year ended June 30, 2008.

The Amended and Restated Financing Agreement provided for (i) an extension fee of $25,000 payable to HSBC, as Agent, payable upon execution, (ii) a revolving commitment closing fee payable to Cerberus of $125,000, which fee is earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date (as such term is defined in the Amended and Restated Financing Agreement), and (iii) term loan fees payable to Cerberus, as term lender, of (a) a closing fee of $125,000, which fee is earned as of the effective date of the Amended and Restated Financing Agreement and payable upon the Termination Date, and (b) a facility fee at a rate equal to one-quarter of one percent (0.25%) per annum on average daily unused portion of the Term Loan Commitment earned on a monthly basis and payable upon the Termination Date.  Borrowings under the Amended and Restated Financing Agreement bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three quarters percent (2.75%) per annum (each as defined).  The Amended and Restated Financing Agreement provides for a monthly commitment fee of 0.25% per annum on the unused portion of the available commitments for revolving direct debt advances and letters of credit under the facility.

The foregoing is a summary of the Amended and Restated Financing Agreement, and does not purport to be complete and is qualified in its entirety by the copy of the Amended and Restated Financing Agreement.

10.                               Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at June 30, 2010 and 2009 is $71,861,000 and $84,743,000, respectively.  At June 30, 2010 and 2009, debt held in treasury approximated $65,537,000 and $52,655,000, respectively.  At June 30, 2010 and 2009, the unamortized original issue discount is $777,000 and $1,751,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $48,147,000 and $16,101,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Amended and Restated Financing Agreement.

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

An annual excess cash flow payment with respect to the fiscal years ending June 30, 2010 and 2009 were not required.  This is based on the Company’s financial position and its results of operations and cash flows for the years then ended.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the fiscal year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to interest expense during the fiscal year ended June 30, 2009.

The Company purchased, at a discount, $3.5 million, $5.0 million, and $4.4 million of outstanding senior secured notes on the open market in July 2009, November 2009, and December 2009, respectively.  A pre-tax gain of approximately $8.0 million resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the fiscal year ended June 30, 2010.

As noted in Note 9, the Company’s senior Amended and Restated Financing Agreement expires on June 10, 2011 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected and impact the Company’s ability to continue as a going concern.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

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

11.                               Redeemable Convertible Preferred Stock

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

The Preferred Stock is redeemable at the option of the holder upon the earlier of (i) a change in control of the Company, as defined in the certificate of incorporation, (ii) June 20, 2010, if no principal amounts of the senior secured notes are outstanding, and (iii) December 20, 2011, if principal amounts of the senior secured notes are outstanding.  The Preferred Stock is redeemable at its original purchase price, plus a return of 10% per annum, which is being accreted through a charge to retained earnings.  Since the redemption of the Preferred Stock is outside the control of the Company, the Preferred Stock is classified outside of stockholders’ equity (deficit) on the consolidated balance sheets.  For each of the years ended June 30, 2010, 2009, and 2008, the Company accreted $4,000,000 towards the Preferred Stock.

The Preferred Stock is convertible into common stock on a one for one basis.  Such conversion ratio is subject to adjustment in the event of additional issuances of common stock at prices less than the original conversion price.

12.                               Income Taxes

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008

Current:
Federal	$409	$1,664	$1,714
State and local	516	644	322
Foreign	23	—	—
	948	2,308	2,036
Deferred:
Federal	2,246	4,000	(9,462)
State and local	75	418	(773)
	2,321	4,418	(10,235)
	$3,269	$6,726	$(8,199)

The effective income tax rate differs from the statutory income tax rate as follows:

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008

Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes, net of federal benefit	14.7	(9.1)	3.5
Foreign income taxes, net of federal benefit	0.4	—	—
Valuation allowance	30.0	(109.5)	(11.2)
ASC 740, formerly FIN 48, interest and liabilities	(0.7)	7.4	(1.4)
Effective tax rate	78.4%	(77.2)%	24.9%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The components of deferred taxes as of June 30, 2010 and 2009 are as follows (in thousands):

	June 30, 2010	June 30, 2009

Deferred tax assets:
Inventories	$784	$728
Accrued expenses and other liabilities	1,316	508
Interest	5	15
Deferred financing costs and other assets	136	262
Intangible assets	17,285	15,917
Stock-based compensation	119	111
Other	77	81
Total deferred tax assets	19,722	17,622
Valuation allowance on deferred tax assets	(16,403)	(14,995)
Deferred tax liabilities:
Senior secured notes	(6,099)	(2,950)
Depreciation	(121)	(169)
Total deferred tax liabilities	(6,220)	(3,119)
Net deferred taxes	$(2,901)	$(492)

During the years ended June 30, 2009 and 2008, the Company established a valuation allowance of $9.9 million and $4.3 million, respectively, for the deferred tax asset that resulted from the Rafaella trademark and trade name intangible asset impairments (Note 7).  The underlying tax basis of the trademark and trade name is capital in nature.  The asset would generate a capital loss for income tax purposes upon disposition at its carrying value, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the Rafaella trademark and trade name deferred tax asset.  In addition, the Company does not expect to recognize an income tax benefit from its customer relationship intangible assets and provided a deferred tax asset valuation allowance of $1.4 million and $0.8 million during the years ended June 30, 2010 and 2009, respectively, because the underlying tax basis of the customer relationships is capital in nature. Any federal operating losses generated for the periods ended June 30, 2010 and 2009 may be carried back, the benefit of which is reflected in current taxes receivable. Current taxes receivable approximated $2.9 million and $5.4 million as of June 30, 2010 and 2009, respectively, and are included in other assets on the consolidated balance sheets.  State net operating loss carryforwards of $3.6 million were used during the fiscal year ended June 30, 2010.  As of June 30, 2010 and 2009, there were no federal operating loss carryforwards. As of June 30, 2010, there were state operating loss carryforwards of $2.3 million, which will expire in 2030.

The Company remains subject to federal, state and local income tax examinations by tax authorities for all tax years beginning on or after January 1, 2007. Examination of the Company’s 2006 federal income tax return by the Internal Revenue Service was completed, as was a state tax audit for the 2006 and 2005 tax years.  No significant adjustments were proposed in connection with these examinations.  Subsequently, the related unrecognized tax benefits were recognized. The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  As of June 30, 2010 and 2009, accrued interest approximated $15,000 and $27,000, respectively.  Interest expense related to unrecognized tax benefits recorded in income tax expense for the fiscal year ended June 30, 2010 was not significant.  For the fiscal year ended June 30, 2009, interest income related to the reversal of unrecognized tax benefits recorded in income tax expense approximated $0.7 million.  For the fiscal year ended June 30, 2008, interest expense related to unrecognized tax benefits recorded in income tax expense approximated $0.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended June 30, 2010 and 2009 is as follows:

ASC 740, formerly FIN 48, Tabular Reconciliation (in thousands)

	2010	2009

Gross unrecognized tax benefits at July 1,	$169	$6,091
Gross increases related to prior year tax positions	2	31
Gross decreases related to prior year tax positions	(76)	(5,953)
Gross unrecognized tax benefits at June 30,	$95	$169

As of June 30, 2010 and 2009, the Company had approximately $0.1 million and $0.2 million, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  The $6.0 million gross decrease in 2009 related to the reversal of prior year tax positions recorded upon adoption of FIN 48.  As a result of this reversal, the Company recognized a decrease in liabilities with a corresponding decrease in the deferred tax asset representing the gross unrecognized tax benefits.  This reversal did not have an impact on the Company’s June 30, 2009 consolidated statement of operations.

13.                               Concentration of Credit Risk and Major Customers

The Company maintains its cash accounts in one commercial bank located in both New York and Hong Kong.  The New York cash balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per bank.

Receivables arise in the normal course of business.  Management minimizes its credit risk with respect to trade receivables sold to its factor.  For trade receivables not factored, management monitors the creditworthiness of such customers and reviews the outstanding receivables at period end, as well as uncollected account experience and establishes an allowance for doubtful accounts as deemed necessary.  Bad debt expense was not significant for the fiscal year ended June 30, 2010, and approximated $0.1 million and $0.6 million for the years ended June 30, 2009 and 2008.

For the fiscal year ended June 30, 2010, sales to four customers approximated $34.8 million, $23.3 million, $14.2 million, and $12.1 million of the Company’s consolidated net sales.  For the fiscal year ended June 30, 2009, sales to three customers approximated $42.0 million, $29.2 million, and $18.5 million of the Company’s consolidated net sales.  For the fiscal year ended June 30, 2008, sales to three customers approximated $37.3 million, $35.9 million, and $32.4 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from three customers approximated $3.7 million, $1.8 million and $1.6 million at June 30, 2010. Accounts receivable, net of allowances, from two customers approximated $2.5 million and $1.8 million at June 30, 2009.

14.                               Commitments and Contingencies

During April 2009, Kobra International, Ltd. d/b/a Nicole Miller (“Nicole Miller”) commenced arbitration proceedings against the Company alleging that the Company’s decision to suspend performance as licensee under the parties’ License Agreement (the “License”) constituted an anticipatory breach and/or repudiation of the License.  Nicole Miller originally sought $1.5 million in purported damages.  On April 29, 2009, the Company filed papers denying Nicole Miller’s claims in their entirety, asserting that the suspension of performance was permitted by the License and asserting a counterclaim of $1.0 million alleging that Nicole Miller’s subsequent termination of the License was improper.  On January 29, 2010, Nicole Miller asserted an additional $2.5 million in purported damages.  On or about May 25, 2010, the arbitrator issued a Final Award (the “Award”).  The Award directed the Company to pay Nicole Miller approximately $0.6 million corresponding to the compensation for guaranteed minimum royalties of $0.4 million and attorney’s fees and certain expenses of $0.2 million; $0.4 million and $0.2 million of expense was recorded by the Company during the years ended June 30, 2010 and 2009, respectively, in connection with the Award. The Company paid the Award in full in May 2010. The Award is in full settlement of all claims submitted in connection with the arbitration proceedings. In addition, the Company incurred $0.2 million and $0.1 million in legal fees in connection with the Nicole Miller loss contingency, during the fiscal years ended June 30, 2010 and 2009, respectively. These charges have been recorded as a part of the selling, general and administrative expenses line item of the consolidated statements of operations.

Additionally, the Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties. The Company records legal costs incurred in connection with such loss contingency as incurred as a part of the selling, general and administrative expenses line item of the consolidated statements of operations.

The Company enters into employment and consulting agreements with certain of its employees from time to time.  These contracts typically provide for severance and other benefits.  During the fiscal year ended June 30, 2010, the Company incurred severance costs of approximately $0.1 million as a result of a restructuring plan, which the Company expects to be paid out during the first quarter of fiscal 2011.  Refer to Note 18 for further discussion. During the fiscal year ended June 30, 2009, the Company incurred severance costs of approximately $1.1 million.  The severance costs are primarily attributed to two former executive officers of the Company. As of June 30, 2009, $0.6 million of such expenses were accrued and were paid in full during the fiscal year ended June 30, 2010.

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

Years ending June 30,	(in thousands)
2011	$1,798
2012	1,444
2013	821
2014	—
2015	—
Thereafter	—
$4,063

Rent expense for the years ended June 30, 2010, 2009 and 2008 was approximately $2,515,000, $2,625,000, and $2,188,000, respectively.

The Company was contingently liable for open letters of credit of approximately $10.2 million and $10.1 million as of June 30, 2010, and 2009, respectively.

15.                               Retirement Plan

The Company has a defined contribution retirement plan which covers all employees and provides for eligible employees to make elective contributions of up to 15% of their salary.  Company matching contributions to the plan for the years ended June 30, 2009 and 2008, were approximately $132,000 and $198,000, respectively.  There were no matching contributions to the plan for the year ended June 30, 2010.

16.                               Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables and accounts payable approximate their carrying value due to their short-term maturities.  At June 30, 2010 and 2009, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $48,147,000 and $16,101,000, respectively.

17.                               Exit Activities

During the first quarter of the fiscal year ended June 30, 2010, the Company decided to exit one of its warehouses located in Bayonne, NJ. The warehouse is currently under lease until January 2011 and has been utilized since July 2007 for warehousing and distribution activities. As a result of the decision to exit this warehouse, the Company assessed the recoverability of the long-term assets associated with the facility. These assets include leasehold improvements to the warehouse facility as well as racking used for inventory storage. As a result of this analysis, the Company wrote down the value of its leasehold improvements and fixed assets located at this warehouse by approximately $0.3 million (net) during the first quarter of the fiscal year ended June 30, 2010. Based on the applicable authoritative guidance for exit and disposal activities, the Company met the cease-use criteria for the warehouse being exited in the second quarter of the fiscal year ended June 30, 2010. In the second quarter, a charge for approximately $0.2 million for the estimated costs to be incurred to satisfy rental commitments under the lease, offset by sublease rental rates, was recorded.

During the fourth quarter of the fiscal year ended June 30, 2010, the Company decided to sublease a portion of the existing office facility in New York, NY. The office facility is currently under lease until January 2013 and has been utilized since June 2005 as the Company headquarters. Based on the applicable authoritative guidance for exit and disposal activities, the Company met the cease-use criteria for the space being exited as of June 30, 2010. In the fourth quarter, a charge for approximately $0.1 million for the estimated costs to be incurred to satisfy rental commitments under the lease, offset by sublease rental rates, was recorded.

These charges have been recorded as a part of the selling, general and administrative expenses line item of the consolidated statements of operations.

18.                               Restructuring and Other Charges

During the fourth quarter of the fiscal year ended June 30, 2010, the Company’s management approved, committed to, and initiated a restructuring plan, resulting from a cost savings initiative, by announcing its closure of the main warehouse located in Bayonne, NJ to discontinue its warehouse, distribution and logistics operations.  In connection with the exit plan, the Company reduced its workforce by approximately 70 employees.  As a result of the decision to exit this warehouse the Company assessed the recoverability of the long-term assets associated with the facility. These assets include distribution equipment used for inventory.  The write-down of fixed assets resulting from this analysis was not significant for the fiscal year ended June 30, 2010. The Company recorded restructuring charges for severance and employee benefits of approximately $0.2 million during the fourth quarter of the fiscal year ended June 30, 2010.  The Company expects all severance and employee benefits costs to be paid out during the first quarter of fiscal 2011.  These charges have been recorded as a part of the selling, general and administrative expenses line item of the consolidated statements of operations.

19.                               Subsequent Events

The Company has performed an evaluation of subsequent events through the filing of this annual report, and has determined that no material subsequent events have occurred other than as described below.

Amended and Restated Employment Agreement; Equity Incentive Award

On October 13, 2010, the Company entered into an Amended and Restated Employment Agreement with Richard Metzger in connection with the promotion of Mr. Metzger to Executive Vice-President of Design of the Company.

Prior to Mr. Metzger’s promotion, Mr. Metzger served as Vice-President of Design of the Company.  Mr. Metzger’s amended agreement provides for, among other things, an increase in Mr. Metzger’s (i) annual base salary, from $315,000 to $375,000, and (ii) target bonus, from 25% of his base salary to 50% thereof.  In addition, pursuant to the terms of his amended agreement, Mr. Metzger will be entitled to receive an equity grant to be determined by the Company’s board of directors, subject to the terms and conditions of the Company’s Equity Incentive Plan and customary documentation with respect thereto.

On September 16, 2010, the Company’s board of directors also approved the grant of options to Mr. Metzger pursuant to the Company’s Equity Incentive Plan to purchase 111,111 shares of common stock of the Company, exercisable for $5.33 per share, to Mr. Metzger. One quarter of Mr. Metzger’s options vest on each of the first, second, third and fourth anniversaries of the grant date.

The foregoing summary of each of Mr. Metzger’s amended and restated employment agreement and equity incentive award agreement does not purport to be complete and is qualified in its entirety by each such agreement, both of which are attached hereto as Exhibits 10.48 and 10.49 and incorporated herein by reference.

20.                               Quarterly Financial Data (unaudited) (in thousands)

	Quarter ended
	June 30, 2010	March 31, 2010	December 31, 2009(1)	September 30, 2009(1)

Net sales	$25,948	$33,398	$25,208	$29,401
Gross profit	8,652	10,927	6,545	8,852
Net income (loss)	(1,543)	975	324	1,147

	Quarter ended
	June 30, 2009(2)(3)	March 31, 2009(2)	December 31, 2008(3)	September 30, 2008(2)

Net sales	$23,838	$34,555	$40,675	$48,897
Gross profit	5,524	9,802	7,419	12,183
Net income (loss)	132	(276)	(25,444)	10,151

(1)         The Company recorded gains of approximately $3.3 million and $1.6 million, net of tax, in connection with the senior secured note purchases (described in Note 10) during the quarterly periods ended December 31, 2009 and September 2009, respectively.

(2)         The Company recorded gains of approximately $3.9 million, $1.0 million, and $10.6 million, net of tax, in connection with the senior secured note purchases (described in Note 10) during the quarterly periods ended June 30, 2009, March 31, 2009 and September 30, 2008, respectively.

(3)         The Company recorded impairment charges of $2.4 million and $23.4 million during the quarters ended June 30, 2009 and December 31, 2008, respectively related to the decline in the fair value of the Rafaella trademark and trade name intangible asset (described in Note 7).  The impairment charge is reflected within selling, general and administrative expenses.

21.                               Consolidating Financial Statements

In June 2005, the Company issued 11.25% Senior Secured Notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of June 30, 2010 and 2009, and for the years ended June 30, 2010, 2009 and 2008 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2010

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Assets
Current assets:
Cash and equivalents	$19,240	$1,368	$2	$20,610
Receivables, net	9,800	1,054	—	10,854
Inventories	11,300	2,295	—	13,595
Deferred income taxes	1,952	95	—	2,047
Other current assets	5,199	15,285	(16,390)	4,094
Total current assets	47,491	20,097	(16,388)	51,200
Equipment and leasehold improvements, net	1,050	—	115	1,165
Intangible assets, net	30,687	644	—	31,331
Deferred financing costs, net	—	—	—	—
Investment in subsidiaries	17,901	—	(17,901)	—
Other assets	—	—	45	45
Total assets	$97,129	$20,741	$(34,129)	$83,741

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,488	$1,755	$39	$9,282
Accrued expenses and other liabilities	19,651	3	(15,210)	4,444
Current portion of senior secured notes	71,084	—	—	71,084
Total current liabilities	98,223	1,758	(15,171)	84,810
Senior secured notes	—	—	—	—
Income taxes	5,058	—	—	5,058
Deferred rent	409	—	25	434
Other liabilities	200	—	—	200
Total liabilities	103,890	1,758	(15,146)	90,502
Commitments and contingencies
Redeemable convertible stock	60,110	—	—	60,110
Stockholders’ equity (deficit):
Common stock	25	8,741	(8,741)	25
Additional paid in capital	307	—	—	307
Deemed dividend, in excess of predecessor basis	(26,022)	—	—	(26,022)
Retained earnings (deficit)	(41,181)	10,242	(10,242)	(41,181)
Total stockholders’ equity (deficit)	(66,871)	18,983	(18,983)	(66,871)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$97,129	$20,741	$(34,129)	$83,741

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2009

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Assets
Current assets:
Cash and equivalents	$17,440	$230	$28	$17,698
Receivables, net	9,014	2,536	—	11,550
Inventories	11,297	1,037	—	12,334
Deferred income taxes	1,040	40	—	1,080
Other current assets	6,864	15,925	(17,232)	5,557
Total current assets	45,655	19,768	(17,204)	48,219
Equipment and leasehold improvements, net	1,534	—	169	1,703
Intangible assets, net	34,291	974	—	35,265
Deferred financing costs, net	2,199	—	—	2,199
Investment in subsidiaries	17,476	—	(17,476)	—
Other assets	47	—	46	93
Total assets	$101,202	$20,742	$(34,465)	$87,479

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,805	$1,977	$28	$7,810
Accrued expenses and other liabilities	17,933	92	(15,857)	2,168
Total current liabilities	23,738	2,069	(15,829)	9,978
Senior secured notes	82,992	—	—	82,992
Income taxes	1,770	—	—	1,770
Deferred rent	385	—	37	422
Total liabilities	108,885	2,069	(15,792)	95,162
Commitments and contingencies
Redeemable convertible stock	56,110	—	—	56,110
Stockholders’ equity (deficit):
Common stock	25			25
Additional paid in capital	288	8,741	(8,741)	288
Deemed dividend, in excess of predecessor basis	(26,022)	—	—	(26,022)
Retained earnings (deficit)	(38,084)	9,932	(9,932)	(38,084)
Total stockholders’ equity (deficit)	(63,793)	18,673	(18,673)	(63,793)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$101,202	$20,742	$(34,465)	$87,479

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2010

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$99,781	$14,174	$—	$113,955
Cost of sales	67,266	11,851	(138)	78,979
Gross profit	32,515	2,323	138	34,976
Selling, general and administrative expenses	26,663	1,650	—	28,313
Intangible asset impairment	—	—	—	—
Operating income (loss)	5,852	673	138	6,663
Interest expense, net	10,527	—	—	10,527
Gain on senior secured note purchases	(8,036)	—	—	(8,036)
Interest expense and other financing, net	2,491	—	—	2,491
Income (loss) before provision for (benefit from) income taxes	3,361	673	138	4,172
Provision for (benefit from) income taxes	2,882	364	23	3,269
Equity in earnings of subsidiaries	424	—	(424)	—
Net income (loss)	$903	$309	$(309)	$903

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2009

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$129,503	$18,462	$—	$147,965
Cost of sales	96,238	15,824	975	113,037
Gross profit	33,265	2,638	(975)	34,928
Selling, general and administrative expenses	28,032	2,041	126	30,199
Intangible asset impairment	25,840	—	—	25,840
Operating income (loss)	(20,607)	597	(1,101)	(21,111)
Interest expense, net	13,232	—	—	13,232
Gain on senior secured note purchases	(25,632)	—	—	(25,632)
Interest expense and other financing, net	(12,400)	—	—	(12,400)
Income (loss) before provision for (benefit from) income taxes	(8,207)	597	(1,101)	(8,711)
Provision for (benefit from) income taxes	6,471	255	—	6,726
Equity in earnings of subsidiaries	(759)	—	759	—
Net income (loss)	$(15,437)	$342	$(342)	$(15,437)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Year ended June 30, 2008

(In thousands)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$145,561	$32,429	$—	$177,990
Cost of sales	105,034	23,977	75	129,086
Gross profit	40,527	8,452	(75)	48,904
Selling, general and administrative expenses	29,059	3,433	21	32,513
Intangible asset impairment	34,504	—	—	34,504
Operating income (loss)	(23,036)	5,019	(96)	(18,113)
Interest expense, net	17,964	—	—	17,964
Gain on senior secured note purchases	(3,124)	—	—	(3,124)
Interest expense and other financing, net	14,840	—	—	14,840
Income (loss) before provision for (benefit from) income taxes	(37,876)	5,019	(96)	(32,953)
Provision for (benefit from) income taxes	(10,013)	1,814	—	(8,199)
Equity in earnings of subsidiaries	3,109	—	(3,109)	—
Net income (loss)	$(24,754)	$3,205	$(3,205)	$(24,754)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2010

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by operating activities:
Net income	$903	$309	$(309)	$903
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred finance charges	1,095	—	—	1,095
Accretion of original issue discount	751	—	—	751
Depreciation and amortization	4,357	330	58	4,745
Equity in earnings of subsidiaries	(424)	—	424	—
Stock-based compensation expense	19	—	—	19
Income taxes	2,376	(55)	—	2,321
Deferred rent	24	—	(12)	12
Gain on senior secured notes purchase	(8,036)	—	—	(8,036)
Changes in operating assets and liabilities:
Accounts receivable	(786)	1,482	—	696
Inventories	(3)	(1,258)	—	(1,261)
Other current assets	3,125	640	(841)	2,924
Accounts payable	1,632	(221)	10	1,421
Accrued expenses and other current liabilities	1,307	(89)	647	1,865
Other assets	47	—	1	48
Other liabilities	200	—	—	200
Net cash provided by operating activities	6,587	1,138	(22)	7,703
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(269)	—	(4)	(273)
Net cash used in investing activities	(269)	—	(4)	(273)
Cash flows used in financing activities:
Deferred financing cost	(155)	—	—	(155)
Repurchase of senior secured notes	(4,363)	—	—	(4,363)
Net cash used in financing activities	(4,518)	—	—	(4,518)
Net decrease in cash and cash equivalents	1,800	1,138	(26)	2,912
Cash and cash equivalents, beginning of period	17,440	230	28	17,698
Cash and cash equivalents, end of period	$19,240	$1,368	$2	$20,610

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2009

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income (loss)	$(15,437)	$342	$(342)	$(15,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	1,386	—	—	1,386
Accretion of original issue discount	835	—	—	835
Depreciation and amortization	4,313	330	28	4,671
Equity in earnings of subsidiaries	759	—	(759)	—
Stock-based compensation expense	24	—	—	24
Income taxes	4,114	191	—	4,305
Deferred rent	1	—	37	38
Gain on senior secured note purchases	(25,632)	—	—	(25,632)
Intangible asset impairment	25,840	—	—	25,840
Changes in operating assets and liabilities:
Accounts receivable	4,671	(935)	—	3,736
Inventories	20,170	745	—	20,915
Other current assets	(5,778)	(1,314)	2,558	(4,534)
Accounts payable	(3,673)	906	28	(2,739)
Accrued expenses and other current liabilities	1,183	(12)	(1,281)	(110)
Other assets	—	—	(46)	(46)
Net cash provided by (used in) operating activities	12,776	253	223	13,252
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(888)	—	(195)	(1,083)
Net cash used in investing activities	(888)		(195)	(1,083)
Cash flows (used in) provided by financing activities:
Change in book overdraft	—	(23)	23	—
Repurchase of senior secured notes	(11,552)	—	—	(11,552)
Deferred financing costs	(50)	—	—	(50)
Net cash (used in) provided by financing activities	(11,602)	(23)	23	(11,602)
Net increase in cash and cash equivalents	286	230	51	567
Cash and cash equivalents, beginning of period	17,154	—	(23)	17,131
Cash and cash equivalents, end of period	$17,440	$230	$28	$17,698

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended June 30, 2008

(In thousands)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income (loss)	$(24,754)	$3,205	$(3,205)	$(24,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	1,755	—	—	1,755
Accretion of original issue discount	1,041	—	—	1,041
Depreciation and amortization	4,173	331	—	4,504
Equity in earnings of subsidiaries	(3,109)	—	3,109	—
Stock-based compensation expense	23	—	—	23
Income taxes	(10,121)	(115)	—	(10,236)
Deferred rent	64	—	—	64
Gain on senior secured note purchases	(3,124)	—	—	(3,124)
Intangible asset impairment	34,504	—	—	34,504
Changes in operating assets and liabilities:
Accounts receivable	3,497	2,002	—	5,499
Inventories	7,545	3,581	—	11,126
Other current assets	1,045	(5,557)	5,675	1,163
Accounts payable	178	(3,515)	1	(3,336)
Accrued expenses and other current liabilities	4,182	45	(5,578)	(1,351)
Other assets	(6)	—	—	(6)
Net cash provided by (used in) operating activities	16,893	(23)	2	16,872
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(964)	—	(2)	(966)
Net cash used in investing activities	(964)	—	(2)	(966)
Cash flows (used in) provided by financing activities:
Change in book overdraft	—	23	(23)	—
Repurchase of senior secured notes	(10,135)	—	—	(10,135)
Deferred financing costs	(30)	—	—	(30)
Net cash (used in) provided by financing activities	(10,165)	23	(23)	(10,165)
Net increase in cash and cash equivalents	5,764	—	(23)	5,741
Cash and cash equivalents, beginning of period	11,390	—	—	11,390
Cash and cash equivalents, end of period	$17,154	$—	$(23)	$17,131