Form 10-Q
period 2010-09-30
RAFAELLA APPAREL GROUP,INC.
filed 2010-11-15
CIK 1379420

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 15, 2010, the registrant had 2,500,000 shares of its common stock, par value $0.01 per share, outstanding.

RAFAELLA APPAREL GROUP, INC.

Quarterly Report

September 30, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares)

(unaudited)

	September 30, 2010	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$10,677	$20,610
Receivables, net	21,747	10,854
Inventories	12,745	13,595
Deferred income taxes	2,047	2,047
Other current assets	4,160	4,094
Total current assets	51,376	51,200
Equipment and leasehold improvements, net	1,081	1,165
Intangible assets, net	30,414	31,331
Other assets	45	45
Total assets	$82,916	$83,741
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,005	$9,282
Accrued expenses and other current liabilities	5,397	4,444
Current portion of senior secured notes	71,275	71,084
Total current liabilities	83,677	84,810
Income taxes	5,058	5,058
Deferred rent	396	434
Other liabilities	183	200
Total liabilities	89,314	90,502
Commitments and contingencies
Redeemable convertible preferred stock— $.01 par value; redemption value $5.33 per share plus 10% per annum; 7,500,000 shares authorized, issued and outstanding	61,110	60,110
Stockholders’ equity (deficit):
Common stock—$.01 par value; 11,111,111 authorized; 2,500,000 shares issued and outstanding	25	25
Additional paid in capital	307	307
Deemed dividend, in excess of predecessor basis	(26,022)	(26,022)
Retained earnings (deficit)	(41,818)	(41,181)
Total stockholders’ equity (deficit)	(67,508)	(66,871)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$82,916	$83,741

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009
Net sales	$37,308	$29,401
Cost of sales	26,615	20,549
Gross profit	10,693	8,852
Selling, general and administrative expenses	6,985	6,452
Operating income	3,708	2,400
Interest expense, net	2,560	2,823
Gain on senior secured note purchases	—	(2,543)
Interest expense and other financing, net	2,560	280
Income before provision for income taxes	1,148	2,120
Provision for income taxes	786	973
Net income	362	1,147
Dividends accrued on redeemable convertible preferred stock	1,000	1,000
Net income (loss) available to common stockholders	$(638)	$147

The accompanying notes are an integral part of the condensed consolidated financial statements.

RAFAELLA APPAREL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30, 2010	September 30, 2009
Cash flows used in operating activities:
Net income	$362	$1,147
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred finance charges	324	284
Accretion of original issue discount	191	193
Depreciation and amortization	1,057	1,383
Stock-based compensation expense	—	6
Income taxes	—	914
Deferred rent	(38)	(19)
Gain on senior secured note purchases	—	(2,543)
Changes in operating assets and liabilities:
Accounts receivable	(10,893)	(5,701)
Inventories	850	1,022
Other current assets	(390)	(126)
Accounts payable	(2,225)	(2,024)
Accrued expenses and other current liabilities	1,036	2,105
Other liabilities	(17)	—
Net cash used in operating activities	(9,743)	(3,359)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(56)	(22)
Net cash used in investing activities	(56)	(22)
Cash flows used in financing activities:
Deferred financing costs	(134)	—
Repurchase of senior secured notes	—	(805)
Net cash used in financing activities	(134)	(805)
Net decrease in cash and cash equivalents	(9,933)	(4,186)
Cash and cash equivalents, beginning of period	20,610	17,698
Cash and cash equivalents, end of period	$10,677	$13,512

Supplemental disclosures of non-cash investing and financing activities:
Accretion of preferred stock to redemption value	$1,000	$1,000

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2010, the results of its operations for the three months ended September 30, 2010 and 2009, and its cash flows for the three months ended September 30, 2010 and 2009.  These adjustments consist of normal recurring adjustments.  Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other future interim period or for a full fiscal year.  The condensed consolidated balance sheet at June 30, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These condensed consolidated financial statements have been prepared in accordance with Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The financial statements included herein should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2010.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the continued strain on current credit and capital market conditions and the nearing maturity dates of the Credit Facility and the senior secured notes in June 2011, the Company believes that the forecasted cash and available credit capacity are not expected to be sufficient to meet its debt repayment obligations as they come due over the next twelve months.   In order to enable the Company to meet its debt repayment obligations, the Company is currently seeking to refinance, extend or restructure its senior secured notes and Credit Facility. There can be no assurance that the Company will be able to do so on terms and conditions satisfactory to it within the period needed to meet these repayment obligations. The Company’s ability to refinance any of the existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and the Company’s financial condition. The Company’s inability to repay under the terms of the financing agreements would lead to an event of default which would constitute debt being callable by creditors. The uncertainty associated with the Company’s ability to repay the outstanding debt raises substantial doubt about the Company’s ability to continue as a going concern. If the Company were unable to continue as a going concern, the Company would need to liquidate its assets and the Company might receive significantly less than the values at which they are carried on its condensed consolidated financial statements.  The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the Company’s ability to meet its debt obligations as they come due.

2.                                      Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This amends the guidance for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is, or continues to be, a VIE. The amendment modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. This amendment also enhances the disclosure requirements about an entity’s involvement with a VIE.  This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted this amendment in the first quarter of fiscal 2011 and the adoption of the amendment did not have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of qualifying special purpose entities for accounting purposes. This amendment limits the circumstances in which a financial asset, or a component of a financial asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. This amendment also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets.  The amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted this amendment in the first quarter of fiscal 2011 and the adoption of the amendment did not have any impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued amendments to disclosure and classification requirements for fair value measurement and disclosures.  These amendments provide for new disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer and present separately information about purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. These amendments also provide clarification of existing disclosures for level of disaggregation and about inputs and valuation techniques.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the first phase of these amendments did not have any impact on the Company’s consolidated financial statements. The Company is evaluating the impact the adoption of the second phase of these amendments will have on its condensed consolidated financial statements.

3.                                      Receivables

Receivables consist of (in thousands):

	September 30, 2010	June 30, 2010

Due from factor	$21,886	$13,771
Trade receivables	6,695	4,731
	28,581	18,502
Less: Allowances for sales returns, discounts, and credits	(6,834)	(7,648)
	$21,747	$10,854

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

For the three months ended September 30, 2010 and 2009, the provision for sales returns, discounts and credits charged to earnings was $6,792,000 and $8,703,000, respectively, and decreased by authorized deductions taken by customers of $7,606,000 and $8,254,000, respectively.

4.                                      Inventories

Inventories are summarized as follows (in thousands):

	September 30, 2010	June 30, 2010

Piece goods (held by contractors)	$356	$319
Finished goods:
In warehouse	7,928	5,768
In transit	4,461	7,508
	$12,745	$13,595

5.                                      Accrued expenses and other current liabilities

Accrued expenses and other current liabilities are summarized as follows (in thousands):

	September 30, 2010	June 30, 2010

Accrued interest expense	$2,380	$359
Accrued bonuses	201	2,011
Accrued compensation and benefits	265	473
Accrued professional fees	638	615
Accrued warehouse and distribution costs	792	8
Other accrued expenses	1,121	978
	$5,397	$4,444

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

The Amended and Restated Financing Agreement provides that the minimum working capital requirement shall be $25,000,000 as of the end of the fiscal quarter ending June 30, 2010 and $27,000,000 as of the end of the fiscal quarters ending thereafter.  Working capital is defined as the sum of cash, accounts receivable, and inventory, reduced by current liabilities; the definition of current liabilities excludes indebtedness under the Company’s senior secured notes at any point on or after June 30, 2010.  With the exception of the fiscal quarters ending on June 30, 2010 and September 30, 2010, the Company is required to maintain positive net income during each period of two consecutive fiscal quarters (on a rolling basis).  The Company was permitted to incur up to a net loss of $1,300,000 during each of the two consecutive fiscal quarters (on a rolling basis) ending on June 30, 2010 and September 30, 2010.  For purposes of determining compliance with the net income financial covenant, the definition of net income excludes noncash expenses associated with (i) amortization of customer relationships and non-compete agreements, (ii) the accretion of the senior secured notes original issue discount, (iii) amortization of deferred financing costs, and (iv) impairment charges, if any, resulting from a decline in the value of the Company’s intangible assets.

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

As of September 30, 2010, the Company was in compliance with each of the financial covenants.  A violation of the financial covenants constitutes an event of default under the Amended and Restated Financing Agreement; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations were to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Amended and Restated Financing Agreement, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy its financial covenants in future periods.

At September 30, 2010, there were no loans and $10.0 million of letters of credit outstanding under the Amended and Restated Financing Agreement.  The outstanding letters of credit are comprised of letters of credit totaling $6.0 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to Note 3 for further discussion).  The Company’s aggregate maximum availability for letters of credit approximated $8.1 million as of September 30, 2010 (inclusive of $4.0 million of cash collateral deposited by the Company as of period end).

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

There were no loan borrowings or repayments under the Amended and Restated Financing Agreement during the three months ended September 30, 2010 and 2009.

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

7.                                      Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at September 30, 2010 and June 30, 2010 is $71,861,000 and $71,861,000, respectively.  At September 30, 2010 and June 30, 2010, debt held in treasury approximated $65,537,000 and $65,537,000, respectively.  At September 30, 2010 and June 30, 2010, the unamortized original issue discount is $586,000 and $777,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at September 30, 2010 and June 30, 2010.  At September 30, 2010 and June 30, 2010, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $47,428,000 and $48,147,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Amended and Restated Financing Agreement.

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

An annual excess cash flow payment with respect to the fiscal year ending June 30, 2010 was not required.  This was based on the Company’s financial position as of June 30, 2010 and its results of operations and cash flows for the year then ended.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the fiscal year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the fiscal year ended June 30, 2009.

The Company purchased, at a discount, $3.5 million, $5.0 million, and $4.4 million of outstanding senior secured notes on the open market in July 2009, November 2009, and December 2009, respectively.  A pre-tax gain of approximately $2.5 million and $5.5 million resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the first and second quarter of the fiscal year ended June 30, 2010, respectively.

The Company did not purchase any outstanding senior secured notes on the open market during the quarter ended September 30, 2010.

As noted in Note 6, the Company’s senior Amended and Restated Financing Agreement expires on June 10, 2011 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected and impact the Company’s ability to continue as a going concern.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

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

The Company recognizes interest expense related to unrecognized tax benefits in income tax expense.  Interest expense related to unrecognized tax benefits was not significant during the three month periods ended September 30, 2010 and 2009.

In accordance with ASC Subtopic 740-270, Income Taxes — Interim Reporting, the Company determined the income tax provision for the three months ended September 30, 2010 on a discrete basis since the Company could not reliably estimate its annual effective income tax rate for the year ending June 30, 2011 because minor changes in its estimated pre-tax results could have a significant impact on the Company’s annualized effective tax rate. This is a change from the prior year where the annual effective tax rate approach was used. Accordingly, the tax rate used for the U.S. component of the income tax provision for the three months ended September 30, 2010 was based on the actual effective tax rate for the period.

The Company’s effective income tax rate for the three months ended September 30, 2010 was 68.5%.  For the three months ended September 30, 2010, the Company recorded a provision for income taxes of $0.8 million.  The difference between the statutory federal income tax rate of 34.0% and the Company’s effective income tax rate of 68.5% is primarily attributable to the valuation allowance of $0.3 million that the Company established on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets during the three months ended September 30, 2010.  The underlying tax basis of the customer relationships is capital in nature.  The asset would generate a capital loss for income tax purposes upon disposition at its carrying value, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the customer relationship deferred tax asset.

For the fiscal year ended June 30, 2010, the Company reviewed its annual effective tax rate on a quarterly basis and made the necessary changes if information or events warranted such changes.  The annual effective tax rate was forecasted quarterly using actual historical information and forward-looking estimates.

The Company’s effective income tax rate for the three months ended September 30, 2009 was 45.9%.  For the three months ended September 30, 2009, the Company recorded a provision for income taxes of $1.0 million.  For the three months ended September 30, 2009, the Company’s tax provision was increased by approximately $1.0 million attributed to the Company’s July 2009 senior secured note open market purchase (Note 7).  The Company treated this as a discrete item. The estimated annual effective income tax rate for the year ending June 30, 2010 approximated 3%.  The estimated annual effective income tax rate of 3% was primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  As noted above, the underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

9.                                      Stock-Based Compensation

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

On September 16, 2010, the Company’s board of directors approved the grant of options to an employee to purchase 111,111 shares of common stock of the Company.  The weighted-average estimated fair value of stock options granted during the three months ended September 30, 2010 was $0.09.  Fair value was estimated using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield - 0%, (ii) expected volatility - 50%, (iii) risk-free interest rate - 1.47%, and (iv) expected life - 4 years.

A summary of stock option plan activity during the three months ended September 30, 2010 is presented below:

	Shares	Weighted Average Remaining Contractual Life (in years)
Options outstanding, July 1, 2010	999,999
Grants	111,111
Forfeited	—
Options outstanding, September 30, 2010	1,111,110	7.5
Options exercisable, September 30, 2010	866,664	6.6

As of September 30, 2010, 555,555 stock options are subject to certain call right provisions described above.  Subsequent to a Liquidity Event, the call right provisions lapse, except for employees terminated for cause. As a result of the call right provisions, the stock option awards do not substantively vest prior to the occurrence of a Liquidity Event.  Accordingly, stock-based compensation expense will not be recognized until it is probable that a Liquidity Event will occur.  As of September 30, 2010, it was not probable that a Liquidity Event will occur.  Unrecognized compensation costs related to these options approximated $268,000 at September 30, 2010.

The Company recorded compensation expense related to 555,555 stock options, not subject to the call right provisions, of approximately $6,000 during the three months ended September 30, 2009.  The 555,555 stock options not subject to the call right provisions were fully vested as of June 30, 2010 and, accordingly, the Company did not incur compensation expense related to these stock options during the three month ended September 30, 2010.

The Company is obligated to pay certain cash payments equal to three-tenths percent (0.3%) of the Appreciated Value of the Company in connection with Sale Transactions and three-tenths percent (0.3%) of the Net Dividends paid other than in connection with a Sale Transaction (each term as defined) in connection with an agreement entered into among the Company and a former employee.  As the cash payments are contingent in nature, compensation expense will not be recognized until it is probable that such payments will occur.  As of September 30, 2010, it was not probable that a Sale Transaction or a Net Dividend payment will occur.

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

For the three months ended September 30, 2010, sales to three customers approximated $9.3 million, $8.2 million, and $4.6 million of the Company’s consolidated net sales.  For the three months ended September 30, 2009 sales to three customers approximated $9.4, million, $5.7 million, and $4.6 million of the Company’s consolidated net sales.  Accounts receivable, net of allowances, from three customers approximated $6.1 million, $4.9 million and $2.2 million at September 30, 2010.  Accounts receivable, net of allowances, from three customers approximated $3.7 million, $1.8 million and $1.6 million at June 30, 2010.

11.                               Commitments and Contingencies

The Company, from time to time, is party to various legal proceedings.  While management, including external counsel, currently believes that the ultimate outcome of such proceedings, individually and in the aggregate, if any, will not have a material adverse impact on its financial position or results of operations, litigation is subject to inherent uncertainties.  The Company records legal costs incurred in connection with a loss contingency as incurred as a part of the selling, general and administrative expenses line item of the consolidated statements of operations.

The Company enters into employment and consulting agreements with certain of its employees from time to time.  These contracts typically provide for severance and other benefits.  Additionally, the Company has certain operating leases, which are disclosed in the notes to the consolidated annual financial statements.  The Company has no other off balance sheet arrangements.

12.                               Exit Activities

During the quarter ended September 30, 2009, the Company decided to exit one of its warehouses located in Bayonne, NJ. The warehouse is currently under lease until January 2011 and has been utilized since July 2007 for warehousing and distribution activities. As a result of the decision to exit this warehouse, the Company assessed the recoverability of the long-term assets associated with the facility. These assets include leasehold improvements to the warehouse facility as well as racking used for inventory storage. As a result of this analysis, the Company wrote down the value of its leasehold improvements and fixed assets located at this warehouse by approximately $0.3 million (net) during the period ended September 30, 2009. This charge has been recorded as a part of the selling, general and administrative expenses line item of the statements of operations.  Based on the applicable authoritative guidance for exit and disposal activities, the Company met the cease-use criteria for the warehouse being exited in the second quarter of fiscal 2010.  A charge for approximately $0.2 million, for the estimated costs to be incurred to satisfy rental commitments under the lease, offset by sublease rental rates was recorded as part of selling, general and administrative expense line item of the statement of operations during the quarter ended December 31, 2009.  As of September 30, 2010, approximately $0.1 million of the related liability remains as part of the accrued expenses and other current liabilities line item of the condensed consolidated balance sheet.

13.                               Restructuring and Other Charges

During the fourth quarter of the fiscal year ended June 30, 2010, the Company’s management approved, committed to, and initiated a restructuring plan, resulting from a cost savings initiative, by announcing its closure of the main warehouse located in Bayonne, NJ to discontinue its warehouse, distribution and logistics operations.  In connection with the exit plan, the Company reduced its workforce by approximately 70 employees.  As a result of the decision to exit this warehouse the Company assessed the recoverability of the long-term assets associated with the facility. These assets include distribution equipment used for inventory.  The write-down of fixed assets resulting from this analysis was not significant for the fiscal year ended June 30, 2010. The Company recorded restructuring charges for severance and employee benefits of approximately $0.2 million during the fourth quarter of the fiscal year ended June 30, 2010, which were fully paid out during the quarter ended September 30, 2010.

14.                               Subsequent Events

The Company has performed an evaluation of subsequent events through the filing of this quarterly report, and has determined that no material subsequent events have occurred other than as described below.

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

The foregoing summary of each of Mr. Metzger’s amended and restated employment agreement and equity incentive award agreement does not purport to be complete and is qualified in its entirety by each such agreement.

15.                               Guarantor Consolidating Financial Statements

In June 2005, the Company issued 11.25% senior secured notes that are fully, unconditionally, jointly and severally guaranteed on a senior secured basis by Verrazano, Inc. (“Verrazano”), a wholly-owned subsidiary of the Company.  Verrazano was formed in 2004 and commenced operations in 2005.  The following condensed consolidating financial information as of September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2010 and 2009 is provided in lieu of separate financial statements for the Company and Verrazano.

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of September 30, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$9,280	$1,392	$5	$10,677
Receivables, net	20,179	1,568	—	21,747
Inventories	11,690	1,055	—	12,745
Deferred income taxes	1,952	95	—	2,047
Other current assets	5,150	15,273	(16,263)	4,160
Total current assets	48,251	19,383	(16,258)	51,376
Equipment and leasehold improvements, net	979	—	102	1,081
Intangible assets, net	29,853	561	—	30,414
Investment in subsidiaries	18,094	—	(18,094)	—
Other assets	—	—	45	45
Total assets	$97,177	$19,944	$(34,205)	$82,916
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,439	$517	$49	$7,005
Accrued expenses and other current liabilities	20,246	307	(15,156)	5,397
Current portion of senior secured notes	71,275	—	—	71,275
Total current liabilities	97,960	824	(15,107)	83,677
Income taxes	5,058	—	—	5,058
Deferred rent	374	—	22	396
Other liabilities	183	—	—	183
Total liabilities	103,575	824	(15,085)	89,314
Commitments and contingencies
Redeemable convertible preferred stock	61,110	—	—	61,110
Stockholders’ equity (deficit):
Common stock	25	—	—	25
Additional paid in capital	307	8,741	(8,741)	307
Deemed dividend, in excess of predecessor basis	(26,022)	—	—	(26,022)
Retained earnings (deficit)	(41,818)	10,379	(10,379)	(41,818)
Total stockholders’ equity (deficit)	(67,508)	19,120	(19,120)	(67,508)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$97,177	$19,944	$(34,205)	$82,916

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

As of June 30, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total
Assets
Current assets:
Cash and equivalents	$19,240	$1,368	$2	$20,610
Receivables, net	9,800	1,054	—	10,854
Inventories	11,300	2,295	—	13,595
Deferred income taxes	1,952	95	—	2,047
Other current assets	5,199	15,285	(16,390)	4,094
Total current assets	47,491	20,097	(16,388)	51,200
Equipment and leasehold improvements, net	1,050	—	115	1,165
Intangible assets, net	30,687	644	—	31,331
Investment in subsidiaries	17,901	—	(17,901)	—
Other assets	—	—	45	45
Total assets	$97,129	$20,741	$(34,129)	$83,741
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,488	$1,755	$39	$9,282
Accrued expenses and other current liabilities	19,651	3	(15,210)	4,444
Current portion of senior secured notes	71,084	—	—	71,084
Total current liabilities	98,223	1,758	(15,171)	84,810
Income taxes	5,058	—	—	5,058
Deferred rent	409	—	25	434
Other liabilities	200	—	—	200
Total liabilities	103,890	1,758	(15,146)	90,502
Commitments and contingencies
Redeemable convertible preferred stock	60,110	—	—	60,110
Stockholders’ equity (deficit):
Common stock	25	—	—	25
Additional paid in capital	307	8,741	(8,741)	307
Deemed dividend, in excess of predecessor basis	(26,022)	—	—	(26,022)
Retained earnings (deficit)	(41,181)	10,242	(10,242)	(41,181)
Total stockholders’ equity (deficit)	(66,871)	18,983	(18,983)	(66,871)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$97,129	$20,741	$(34,129)	$83,741

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$32,721	$4,587	$—	$37,308
Cost of sales	22,917	3,760	(62)	26,615
Gross profit	9,804	827	62	10,693
Selling, general and administrative expenses	6,582	403	—	6,985
Operating income	3,222	424	62	3,708
Interest expense, net	2,560	—	—	2,560
Interest expense and other financing, net	2,560	—	—	2,560
Income before provision for income taxes	662	424	62	1,148
Provision for income taxes	492	288	6	786
Equity in earnings of subsidiaries	192	—	(192)	—
Net income (loss)	362	136	(136)	362
Dividends accrued on redeemable convertible preferred stock	1,000	—	—	1,000
Net income (loss) available to common stockholders	$(638)	$136	$(136)	$(638)

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

For the three months ended September 30, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Net sales	$24,813	$4,588	$—	$29,401
Cost of sales	16,397	3,863	289	20,549
Gross profit	8,416	725	(289)	8,852
Selling, general and administrative expenses	5,932	520	—	6,452
Operating income	2,484	205	(289)	2,400
Interest expense, net	2,823	—	—	2,823
Gain on senior secured note purchase	(2,543)	—	—	(2,543)
Interest expense and other financing, net	280	—	—	280
Income before provision for income taxes	2,204	205	(289)	2,120
Provision for income taxes	967	6	—	973
Equity in earnings of subsidiaries	(90)	—	90	—
Net income	1,147	199	(199)	1,147
Dividends accrued on redeemable convertible preferred stock	1,000	—	—	1,000
Net income available to common stockholders	$147	$199	$(199)	$147

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2010

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non- guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income (loss)	$362	$136	$(136)	$362
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	324	—	—	324
Accretion of original issue discount	191	—	—	191
Depreciation and amortization	959	83	15	1,057
Income taxes	—	—	—	—
Deferred rent	(35)	—	(3)	(38)
Equity in earnings of subsidiaries	(192)	—	192	—
Changes in operating assets and liabilities:
Accounts receivable	(10,379)	(514)	—	(10,893)
Inventories	(390)	1,240	—	850
Other current assets	(276)	12	(126)	(390)
Accounts payable	(997)	(1,237)	9	(2,225)
Accrued expenses and other current liabilities	678	304	54	1,036
Other liabilities	(17)	—	—	(17)
Net cash provided by (used in) operating activities	(9,772)	24	5	(9,743)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(54)	—	(2)	(56)
Net cash used in investing activities	(54)	—	(2)	(56)
Cash flows used in financing activities:
Deferred financing costs	(134)	—	—	(134)
Net cash used in financing activities	(134)	—	—	(134)
Net increase (decrease) in cash and cash equivalents	(9,960)	24	3	(9,933)
Cash and cash equivalents, beginning of period	19,240	1,368	2	20,610
Cash and cash equivalents, end of period	$9,280	$1,392	$5	$10,677

Rafaella Apparel Group, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

For the three months ended September 30, 2009

(In thousands)

(unaudited)

	Rafaella Apparel Group	Verrazano	Non-guarantor Subsidiary and Eliminations	Total

Cash flows provided by (used in) operating activities:
Net income	$1,147	$199	$(199)	$1,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred finance charges	284	—	—	284
Accretion of original issue discount	193	—	—	193
Depreciation and amortization	1,285	82	16	1,383
Stock-based compensation expense	6	—	—	6
Income taxes	914	—	—	914
Deferred rent	(16)	—	(3)	(19)
Gain on senior secured note purchase	(2,543)	—	—	(2,543)
Equity in earnings of subsidiaries	90	—	(90)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,782)	(919)	—	(5,701)
Inventories	1,132	(110)	—	1,022
Other current assets	(343)	3,249	(3,032)	(126)
Accounts payable	(1,006)	(1,000)	(18)	(2,024)
Accrued expenses and other current liabilities	(1,105)	(92)	3,302	2,105
Other assets	(1)	—	1	—
Net cash provided by (used in) operating activities	(4,745)	1,409	(23)	(3,359)
Cash flows used in investing activities:
Purchase of equipment and leasehold improvements	(22)	—	—	(22)
Net cash used in investing activities	(22)	—	—	(22)
Cash flows used in financing activities:
Repurchase of senior secured notes	(805)	—	—	(805)
Net cash used in financing activities	(805)	—	—	(805)
Net increase (decrease) in cash and cash equivalents	(5,572)	1,409	(23)	(4,186)
Cash and cash equivalents, beginning of period	17,440	230	28	17,698
Cash and cash equivalents, end of period	$11,868	$1,639	$5	$13,512

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been derived from our historical financial statements and is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations.  We recommend that you read this MD&A section in conjunction with our condensed financial statements and notes to those statements included in Item 1 of this Quarterly Report, as well as our Annual Report on Form 10-K filed October 13, 2010.  The discussion below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will be,” “will likely continue,” “will likely result” or words or phrases of similar meaning.  All of these forward-looking statements are based on estimates and assumptions made by our management that, although believed by us to be reasonable, are inherently uncertain.  Forward-looking statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, that may cause our business, strategy or actual results to differ materially from the forward-looking statements.  These risks and uncertainties may include those discussed elsewhere in our Annual Report on Form 10-K filed October 13, 2010 and other factors, some of which may not be known to us.  We operate in a changing environment in which new risks can emerge from time to time.  It is not possible for management to predict all of these risks, nor can it assess the extent to which any factor, or a combination of factors, may cause our business, strategy or actual results to differ materially from those contained in forward-looking statements.  Factors you should consider that could cause these differences include, among other things:

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

•                                        the weakness in the national economy in general and the consumer retail markets in particular;

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

•                                        fluctuations in the price, availability and quality of fabrics, and in particular, cotton;

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

•                                        our ability to retain our senior management and attract and retain qualified and experienced employees; and

•                                        other factors described in our Annual Report on Form 10-K filed October 13, 2010.

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

COMPANY OVERVIEW

Our Company

We are an established wholesaler, designer, sourcer, marketer and distributer of a full line of women’s career and casual sportswear separates.  We have been in the women’s apparel business since 1982 and market our products primarily under the Rafaella brand and private label brands of our customers.  We design, source and market pants, sweaters, blouses, knits, jackets and skirts for all seasons of the year.  Our in-house design staff develops our lines to include core basics, fashion related separates and replenishment items with updated features and colors using a variety of natural and synthetic fabrics.  Using our design specifications, we outsource the manufacturing and production of our clothing line to factories primarily in Asia and also the Middle East.  We sell our products directly to department, specialty and chain stores and off-price retailers.  During fiscal 2010, we had over 240 customers, representing over 3,900 individual retail locations.  Our customers include some of the largest retailers of women’s clothing in the United States.

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

RESULTS OF OPERATIONS

The following table summarizes our historical operations as a percentage of net sales for the quarterly periods ended September 30, 2010 and 2009.

	Quarterly Periods Ended
(in thousands, except percentages)	September 30, 2010		September 30, 2009

Net sales	$37,308	100.0%	$29,401	100.0%
Cost of sales	26,615	71.3	20,549	69.9
Gross profit	10,693	28.7	8,852	30.1
Selling, general and administrative expenses	6,985	18.7	6,452	21.9
Operating income	3,708	9.9	2,400	8.2
Interest expense, net	2,560	6.9	2,823	9.6
Gain on senior secured note purchases	—	—	(2,543)	(8.6)
Interest expense and other financing, net	2,560	6.9	280	1.0
Income before provision for income taxes	1,148	3.1	2,120	7.2
Provision for income taxes	786	2.1	973	3.3
Net income	362	1.0	1,147	3.9

Quarterly period ended September 30, 2010 compared to quarterly period ended September 30, 2009

Set forth below is a description of the results of operations derived from the financial statements for the quarterly period ended September 30, 2010, as compared to the financial statements for the quarterly period ended September 30, 2009.

Net sales.  Net sales for the quarterly period ended September 30, 2010 was $37.3 million.  As compared to net sales of $29.4 million for the quarterly period ended September 30, 2009, net sales increased by approximately $7.9 million or 26.9%.  The increase of net sales was principally due to an increase in gross sales of $5.8 million, related to an increase in volume (approximately 18%) partially offset by a decrease in average revenue per unit (approximately 3%).  The increase in customer volume was primarily attributed to increases in department store, private label and off-price sales.  The decrease in average revenue per unit was primarily attributed to decreases in department store and off-price sales per unit partially offset by an increase in private label sales per unit.  The increase in net sales was also favorably impacted by a $1.7 million decline in customer allowances and returns for the quarterly period ended September 30, 2010 compared to the quarterly period ended September 30, 2009.

Gross profit.  Gross profit for the quarterly period ended September 30, 2010 was $10.7 million.  As a percentage of net sales, gross profit over this period was 28.7%.  As compared to the gross profit of $8.9 million for the quarterly period ended September 30, 2009 (30.1% of net sales), gross profit increased by $1.8 million or 20.8%.  Gross profit as a percentage of net sales decreased by approximately 1.4% for the quarterly period ended September 30, 2010 compared to the quarterly period ended September 30, 2009.  Gross profit as a percentage of net sales was unfavorably impacted by an increase in off-price customer sales as a percentage of total net sales and a decrease in department store sales as a percentage to total net sales. This decrease was offset by an increase in private label sales as a percentage of total net sales.  The decrease in gross profit as a percentage of net sales was partially offset by a decrease in customer allowances as a percentage of net sales during the quarterly period ended September 30, 2010 compared with the prior year.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the quarterly period ended September 30, 2010 was $7.0 million.  As compared to selling, general and administrative expenses of $6.5 million for the quarterly period ended September 30, 2009, there was an increase of $0.5 million or 8.3%.  The increase in selling, general and administrative expenses was primarily attributable to an increase in third party warehouse and distribution related expenses of $0.7 million, offset by a decrease in depreciation and amortization costs of $0.3 million. As a percentage of net sales, selling, general and administrative expenses was 18.7% for the quarterly period ended September 30, 2010 and 21.9% for the quarterly period ended September 30, 2009.

Operating income.  Operating income for the quarterly period ended September 30, 2010 was $3.7 million.  As compared to operating income of $2.4 million for the quarterly period ended September 30, 2009, operating income increased by $1.3 million or

54.5%.  The increase was a result of the changes described above.

Interest expense, net.  Interest expense, net (cash interest and non-cash interest associated with original issue discount and deferred financing costs) for the quarterly period ended September 30, 2010 was $2.6 million. As compared to interest expense, net of $2.8 million for the quarterly period ended September 30, 2009, there was a decrease of $0.3 million or 9.3%.  The decrease of interest expense, net was primarily due to the reduction in our senior secured notes outstanding period over period as a result of the senior secured notes purchases.

Gain on senior secured notes purchases.  We did not purchase any of our senior secured notes on the open market for the quarterly period ended September 30, 2010. For the quarterly period ended September 30, 2009, we purchased $3.5 million of our senior secured notes on the open market in July 2009, resulting in pre-tax gain of $2.5 million (resulting from the difference between the carrying book value of the senior secured notes and the amounts paid, net of deferred financing costs that were written-off).

Interest expense and other financing, net.  Interest expense and other financing, net for the quarterly period ended September 30, 2010 was $2.6 million.  As compared to interest expense and other financing, net, of $0.3 million for the quarterly period ended September 30, 2009, interest expense and other financing, net increased by $2.3 million.  The increase was primarily attributed to a reduction of pre-tax gain on senior secured notes purchases as discussed above.  Refer to the “Liquidity and Capital Resources” section below for further discussion surrounding our senior secured notes.

Provision for income taxes.  In accordance with ASC Subtopic 740-270, Income Taxes — Interim Reporting, the Company determined the income tax provision for the three months ended September 30, 2010 on a discrete basis since the Company could not reliably estimate its annual effective income tax rate for the year ending June 30, 2011 because minor changes in its estimated pre-tax results could have a significant impact on the Company’s annualized effective tax rate. This is a change from the prior year where the annual effective tax rate approach was used. Accordingly, the tax rate used for the U.S. component of the income tax provision for the three months ended September 30, 2010 was based on the actual effective tax rate for the period.

The Company’s effective income tax rate for the three months ended September 30, 2010 was 68.5%.  For the three months ended September 30, 2010, the Company recorded a provision for income taxes of $0.8 million.  The difference between the statutory federal income tax rate of 34.0% and the Company’s effective income tax rate of 68.5% is primarily attributable to the valuation allowance of $0.3 million that the Company established on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets during the three months ended September 30, 2010.  The underlying tax basis of the customer relationships is capital in nature.  The asset would generate a capital loss for income tax purposes upon disposition at its carrying value, which can only be used to offset capital gain income.  The Company determined that the deferred tax asset is not more likely than not to be realized as there are no actual or projected capital gains available to offset any future capital losses that might be generated from the customer relationship deferred tax asset.

For the fiscal year ended June 30, 2010, the Company reviewed its annual effective tax rate on a quarterly basis and made the necessary changes if information or events warranted such changes.  The annual effective tax rate was forecasted quarterly using actual historical information and forward-looking estimates.

The Company’s effective income tax rate for the three months ended September 30, 2009 was 45.9%.  For the three months ended September 30, 2009, the Company recorded a provision for income taxes of $1.0 million.  For the three months ended September 30, 2009, the Company’s tax provision was increased by approximately $1.0 million attributed to the Company’s July 2009 senior secured note open market purchase.  The Company treated this as a discrete item. The estimated annual effective income tax rate for the year ending June 30, 2010 approximated 3%.  The estimated annual effective income tax rate of 3% was primarily due to the Company projecting pre-tax losses for fiscal 2010 and having to provide a valuation allowance of $1.4 million on a deferred tax asset attributable to the amortization of the Company’s customer relationship intangible assets.  As noted above, the underlying tax basis of the customer relationships is capital in nature, and thus would generate capital losses for income tax purposes.

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

Net income.  Net income for the quarterly period ended September 30, 2010 was $0.4 million.  Net income as a percentage of net sales for the quarterly period ended September 30, 2010 was 1.0%.  Net income for the quarterly period ended September 30, 2009 was $1.1 million (3.9% of net sales).  The decrease of $0.8 million was a result of the changes described above.

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

Risks, Uncertainties, and Going Concern

Our liquidity outlook has changed since June 30, 2009 primarily as a result of the continued strain on current credit and capital market conditions and the nearing maturity dates of the Credit Facility and our senior secured notes in June 2011.  As a result, we believe that our forecasted cash and available credit capacity are not expected to be sufficient to meet our debt repayment obligations as they come due over the next twelve months. In order to enable us to meet our debt repayment obligations, we are currently seeking to refinance, extend or restructure our senior secured notes and our Credit Facility. There can be no assurance that we will be able to do so on terms and conditions satisfactory to us within the period needed to meet these repayment obligations. Our ability to refinance any of our existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and our financial condition. Our inability to repay the Credit Facility and the senior secured notes under the terms of the financing agreements would lead to an event of default which would constitute debt being callable by creditors. The uncertainty associated with our ability to repay our outstanding debt raises substantial doubt about our ability to continue as a going concern. If we were unable to continue as a going concern, we will need to liquidate our assets and we might receive significantly less than the values at which they are carried on our condensed consolidated financial statements.  The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with our ability to meet our debt obligations as they come due.

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

As of September 30, 2010, the Company was in compliance with each of the financial covenants.  A violation of the financial covenants constitutes an event of default under the Amended and Restated Financing Agreement; such an event of default could result in all debt becoming due and payable, and HSBC having the right to terminate the Credit Facility and its obligation to make advances thereunder.  If the Company’s operations were to deteriorate beyond its forecasted results, it could result in a debt covenant violation and the Company would need another amendment.  If the Company were unable to amend the terms of the Amended and Restated Financing Agreement, the Company’s financial condition and results of operations may be materially adversely affected.  Due to the inherent uncertainties in making estimates and assumptions, there can be no assurance that the Company will satisfy its financial covenants in future periods.

At September 30, 2010, there were no loans and $10.0 million of letters of credit outstanding under the Amended and Restated Financing Agreement.  The outstanding letters of credit are comprised of letters of credit totaling $6.0 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to Note 3 for further discussion).  The Company’s aggregate maximum availability for letters of credit approximated $8.1 million as of September 30, 2010 (inclusive of $4.0 million of cash collateral deposited by the Company as of period end).

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

Senior Secured Notes

On June 20, 2005, the Company received aggregate proceeds of $163,400,000 from the issuance of 11.25% senior secured notes, face value $172,000,000.  The notes were issued at 95% of face value, resulting in an original issue discount of $8,600,000 that is being amortized under the effective interest method over the term of the notes.  Senior secured notes principal amount outstanding at September 30, 2010 and June 30, 2010 is $71,861,000 and $71,861,000, respectively.  At September 30, 2010 and June 30, 2010, debt held in treasury approximated $65,537,000 and $65,537,000, respectively.  At September 30, 2010 and June 30, 2010, the unamortized original issue discount is $586,000 and $777,000, respectively.  The Company’s senior secured notes are recorded at carrying book value at September 30, 2010 and June 30, 2010.  At September 30, 2010 and June 30, 2010, the fair value of the senior secured notes, determined based upon quoted market prices, was approximately $47,428,000 and $48,147,000, respectively.  The notes bear cash interest at 11.25%.  After giving effect to the original issue discount and costs associated with the issuance, the notes have an effective interest rate of approximately 13.7%.  The notes mature on June 15, 2011 and cash interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2005.  The notes are collateralized by a second priority lien on substantially all of the assets of the Company.  The notes are subordinated to amounts outstanding under the Amended and Restated Financing Agreement.

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

The Company purchased, at a discount, $6.0 million and $8.0 million of outstanding senior secured notes on the open market in January 2008 and June 2008, respectively.  A pre-tax gain of approximately $3.1 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the fiscal year ended June 30, 2008.

The Company purchased, at a discount, $28.5 million, $2.0 million, $4.0 million and $4.4 million of outstanding senior secured notes on the open market in August 2008, March 2009, April 2009, and May 2009, respectively.  A pre-tax gain of approximately $25.6 million, resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchases during the fiscal year ended June 30, 2009.

The Company purchased, at a discount, $3.5 million, $5.0 million, and $4.4 million of outstanding senior secured notes on the open market in July 2009, November 2009, and December 2009, respectively.  A pre-tax gain of approximately $2.5 million and $5.5 million resulting from the difference between the carrying book value of the senior secured notes and the amount paid, net of deferred financing costs that were written-off at the time of purchase, was recorded to gain on senior secured note purchase during the first and second quarter of the fiscal year ended June 30, 2010, respectively.

The Company did not purchase any outstanding senior secured notes on the open market during the quarter ended September 30, 2010.

As noted in Note 6 and Note 7, the Company’s senior Amended and Restated Financing Agreement expires on June 10, 2011 and the Company’s senior secured notes mature on June 15, 2011.  Management currently does not believe that the Company will have sufficient cash on hand, based on current cash flow projections, to settle the senior secured notes in June 2011 at principal or face value.  If the Company is unable to secure additional financing, its business and results from operations, financial condition and cash flows may be materially adversely affected and impact the Company’s ability to continue as a going concern.  Consequently, management is currently in the process of exploring alternative long-term financing.  There can be no assurance that any such financing will be available with terms favorable to the Company or at all.

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

The following table summarizes our net cash provided by or used in operating, investing and financing activities for the three month periods ended September 30, 2010 and 2009.

	Three Month Periods Ended
(in thousands)	September 30, 2010	September 30, 2009
Net cash used in:
Operating activities	$(9,743)	$(3,359)
Investing activities	(56)	(22)
Financing activities	(134)	(805)
Net decrease in cash and cash equivalents	$(9,933)	$(4,186)

Operating activities.  Cash flows used in operating activities for the three month periods ended September 30, 2010 and 2009 were $9.7 million and $3.4 million, respectively.  The increase in cash flows used in operating activities from three months ended September 30, 2009 to three months ended September 30, 2010 is primarily due to higher accounts receivable balances attributable to increased sales and timing of collections, income taxes paid, and payment of incentive compensation, partially offset by an increase in operating income.

Investing activities.  Net cash used in investing activities for the three month periods ended September 30, 2010 and 2009 were $56,000 and $22,000, respectively.  The use of cash during each of these periods was attributed to capital expenditures.

Financing activities.  Net cash used in financing activities for the three month periods ended September 30, 2010 and 2009 were $0.1 million and $0.8 million, respectively.  The use of cash during three months ended September 30, 2010 was attributed to payments relating to the Amended and Restated Financing Agreement. The use of cash during three months ended September 30, 2009 was attributed to our July 2009 senior secured note open market purchase discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had outstanding letters of credit totaling $6.0 million in connection with purchase orders for merchandise from third-party manufacturers and standby letters of credit totaling $4.0 million issued by HSBC, which serve as security for obligations under certain operating leases, a customs bond and the GMAC Letter of Credit (refer to the “Due From Factor” section below for further discussion).

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

Contractual Obligations

There have been no significant changes in the Company’s contractual obligations since June 30, 2010.

Effects of Inflation

Although our purchases from foreign manufacturers are made in U.S. dollars, mitigating any foreign exchange rate risk on purchase commitments, we may be subject to higher prices charged by our manufacturers to compensate for inflation or other market forces in such countries.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K filed October 13, 2010.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. As a result of the continued strain on current credit and capital market conditions and the nearing maturity dates of the Credit Facility and the senior secured notes in June 2011, the Company believes that the forecasted cash and available credit capacity are not expected to be sufficient to meet its debt repayment obligations as they come due over the next twelve months.   In order to enable the Company to meet its debt repayment obligations, the Company is currently seeking to refinance, extend or restructure its senior secured notes and Credit Facility. There can be no assurance that the Company will be able to do so on terms and conditions satisfactory to it within the period needed to meet these repayment obligations. The Company’s ability to refinance any of the existing indebtedness on commercially reasonable terms may be materially and adversely impacted by the current credit market conditions and the Company’s financial condition. The Company’s inability to repay under the terms of the financing agreements would lead to an event of default which would constitute debt being callable by creditors. The uncertainty associated with the Company’s ability to repay the outstanding debt raises substantial doubt about the Company’s ability to continue as a going concern. If the Company were unable to continue as a going concern, the Company would need to liquidate its assets and the Company might receive significantly less than the values at which they are carried on its condensed consolidated financial statements.  The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the uncertainty associated with the Company’s ability to meet its debt obligations as they come due.

Recent Accounting Pronouncements

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”) and the evaluation of when consolidation of a VIE is required. This amends the guidance for determining whether an entity is a VIE and establishes an additional reconsideration event for assessing whether an entity is, or continues to be, a VIE. The amendment modifies the requirements for determining whether an entity is the primary beneficiary of a VIE and requires ongoing reassessments of whether an entity is the primary beneficiary. This amendment also enhances the disclosure requirements about an entity’s involvement with a VIE.  This amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted this amendment in the first quarter of fiscal 2010 and the adoption of the amendment did not have any impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment eliminates the concept of qualifying special purpose entities for accounting purposes. This amendment limits the circumstances in which a financial asset, or a component of a financial asset, should be derecognized when the entire asset is not transferred, and establishes specific conditions for reporting the transfer of a portion of a financial asset as a sale. This amendment also requires enhanced disclosures about the transfer of financial assets and the transferor’s continuing involvement with transferred financial assets.  The amendment is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company adopted this amendment in the first quarter of fiscal 2010 and the adoption of the amendment did not have any impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued amendments to disclosure and classification requirements for fair value measurement and disclosures.  These amendments provide for new disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer and present separately information about purchases, sales, issuances, and settlements in the reconciliation of Level 3 fair value measurements. These amendments also provide clarification of existing disclosures for level of disaggregation and about inputs and valuation techniques.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the first phase of these amendments did not have any impact on the Company’s consolidated financial statements. The Company is evaluating the impact the adoption of the second phase of these amendments will have on its condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial product market prices and rates.  We are exposed to market risks, including changes in interest rates and a reduction in the value of the dollar.

Market risks related to our operations result primarily from changes in interest rates.  Our interest rate exposure relates primarily to our variable interest line of credit.  Borrowings under the credit facility bear variable interest at the Company’s option at either (i) a base rate or (ii) the London interbank offered rate plus two and three-quarters percent (2.75%) per annum (each rate as defined in the Amended and Restated Financing Agreement).  Our interest expense on the line of credit is based on variable rates, as discussed in Note 6 to our condensed consolidated financial statements included elsewhere herein.  There were no loan borrowings or repayments under the Amended and Restated Financing Agreement during the quarter ended September 30, 2010.  At September 30, 2010, there were no loans outstanding under the Amended and Restated Financing Agreement.

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

As of the period ended September 30, 2010 (the “Evaluation Date”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the Evaluation Date.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter ended September 30, 2010, there were no material changes to the Company’s previously disclosed legal proceedings.  Additionally, the Company is, and from time to time may be, a party to routine legal proceedings incidental to the operation of its business.  The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on the financial condition, operating results or cash flows of the Company, based on its current understanding of the relevant facts.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended June 30, 2010, which could materially affect our business, financial condition or future results.  The risks described in this report and in our Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1*	Securities Purchase Agreement, dated April 15, 2005, among RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc., Verrazano, Inc., Ronald Frankel and Rafaella Corporation

2.2*	Amendment No. 1 to the Securities Purchase Agreement, dated May 27, 2005

2.3*	Contribution Agreement, dated June 20, 2005, among Rafaella Sportswear, Inc. and Rafaella Apparel Group, Inc.

3.1*	Amended and Restated Certificate of Incorporation of Rafaella Apparel Group, Inc.

3.2*	Bylaws of Rafaella Corporation

3.3*	Certificate of Incorporation of Verrazano, Inc.

3.4*	Bylaws of Verrazano, Inc.

4.1*	Stockholder’s Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Rafaella Sportswear, Inc. and the principals set forth therein

4.2*	Indenture for the 11 1/4% Senior Secured Notes due 2011, dated June 20, 2005, among Rafaella Apparel Group, Inc., the guarantors named therein and The Bank of New York, as trustee and collateral agent

4.3*	First Supplemental Indenture, dated July 12, 2006, among Rafaella Apparel Group, Inc., the guarantors named therein and the Bank of New York, as trustee and collateral agent

4.4*	Form of 11 1/4% Senior Secured Notes due 2011 (included in Exhibit 4.2)

Exhibit No.	Description

4.5*	Form of Guarantee (included in Exhibit 4.2)

4.6*	Registration Rights Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Jeffries & Company, Inc. and the guarantors named therein

4.7*	Intercreditor Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association, The Bank of New York, as trustee and collateral agent

4.8*	Second Lien Security Agreement, dated June 20, 2005, in favor of The Bank of New York, among Rafaella Apparel Group, Inc., the additional grantors listed therein and The Bank of New York

10.1*	Note Purchase Agreement, dated June 13, 2005, among the Company, Jeffries & Company, Inc. and the guarantors named therein

10.2*	Escrow Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., RA Cerberus Acquisition, LLC, Ronald Frankel, and JPMorgan Chase Bank, N.A., as escrow agent

10.3*	Redemption Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Rafaella Sportswear, Inc. and RA Cerberus Acquisition, LLC

10.4*	Financing Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., Verrazano, Inc., HSBC Bank USA, National Association and Israel Discount Bank of New York

10.5*	Continuing Indemnity Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.6*	Pledge Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association, as Agent

10.7*	Continuing Letter of Credit Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.8*	Deposit Account Control Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc., The Bank of New York and HSBC Bank USA, National Association

10.9*	Trademark Collateral Security Agreement, dated June 20, 2005, among Rafaella Apparel Group, Inc. and HSBC Bank USA, National Association

10.10*	Factoring Agreement, dated June 20, 2005, among GMAC Commercial Finance LLC and Rafaella Apparel Group, Inc.

10.11*	Rafaella Apparel Group, Inc. Equity Incentive Plan, dated June 20, 2005

10.12*	Employment Agreement, dated June 20, 2005, between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.13*	Amendment to the Employment Agreement, dated June 20, 2005 between Rafaella Apparel Group, Inc. and Chad J. Spooner

10.14*	Employment Agreement, dated as of April 24, 2006, between Rafaella Apparel Group, Inc. and Christa Michalaros

10.15*	Consulting Agreement and General Release, effective as of April 25, 2006, among Rafaella Apparel Group, Inc. and Glenn S. Palmer

10.16*	Employment Agreement dated as of May 1, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.17*	Amendment to the Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Nichole Vowteras

10.18*	Employment Agreement, dated as of June 20, 2006, between Rafaella Apparel Group, Inc. and Rosemary Mancino

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

10.21	Consent and Amendment No. 3 to Financing Agreement, dated March 4, 2008, among Rafaella Apparel Group, Inc.,

Exhibit No.	Description

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

Exhibit No.	Description

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

10.48

Amended and Restated Employment Agreement, dated as of October 13, 2010, by and among Rafaella Apparel Group, Inc. and Richard Metzger, previously filed as Exhibit 10.48 to Rafaella’s Quarterly Report on Form 10-K, filed October 13, 2010, and herein incorporated by reference.

10.49

Rafaella Apparel Group, Inc. Equity Incentive Plan Award Agreement between the Company and Richard Metzger, previously filed as Exhibit 10.49 to Rafaella’s Quarterly Report on Form 10-K, filed October 13, 2010, and herein incorporated by reference.

21.1	List of subsidiaries of Rafaella Apparel Group, Inc., previously filed as Exhibit 21.1 to Rafaella’s Quarterly Report on Form 10-K, filed October 13, 2010, and herein incorporated by reference

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

RAFAELLA APPAREL GROUP, INC.

November 15, 2010	By:	/s/ Christa Michalaros
Christa Michalaros
Chief Executive Officer and Director
(Principal Executive Officer)

November 15, 2010	By:	/s/ Lance D. Arneson
Lance D. Arneson Chief Financial Officer (Principal Financial and Accounting Officer)